Form 10-Q
period 2026-09-30
Lyntris Inc.
filed 2026-11-05
CIK 2132582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-43450
_________________________________
Lyntris Inc.
(Exact name of registrant as specified in its charter)
_________________________________

Delaware	42-1904710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 Fairview Park Dr., Suite 230 Falls Church, VA	22042
(Address of principal executive offices)	(Zip Code)
(571) 463-5550
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	LYNX	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of November 2, 2026, the registrant had 115,949,384 shares of its common stock outstanding.

LYNTRIS INC.

Part I. Financial Information
Item 1. Financial Statements
LYNTRIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$88,367	$19,148
Restricted cash	2,673	3,490
Accounts receivable, net	81,020	82,872
Inventory	29,382	17,937
Other current assets	48,353	24,928
Current assets	249,795	148,375
Property, plant and equipment, net	67,869	67,770
Goodwill	192,069	187,319
Intangible assets, net	51,726	57,968
Right-of-use assets	1,966	2,151
Other assets	18,206	12,928
Total assets	$581,631	$476,511
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$55,696	$29,384
Deferred revenue	79,284	30,029
Other current liabilities	86,984	32,683
Current portion of long-term debt	7,393	3,587
Operating lease liabilities, current	826	775
Finance lease liabilities, current	3,975	4,025
Current liabilities	234,158	100,483
Long-term debt, net of current portion and deferred financing costs	190,507	281,114
Operating lease liabilities, noncurrent	1,462	1,563
Finance lease liabilities, noncurrent	33,817	35,726
Other long-term liabilities	2,748	2,773
Total liabilities	462,692	421,659
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 115,949,384 and 104,359,953 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	116	104
Additional paid in capital	220,935	138,842
Accumulated deficit	(102,112)	(84,094)
Stockholders’ equity	118,939	54,852
Liabilities and stockholders’ equity	$581,631	$476,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LYNTRIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share data)	2026	2025	2026	2025
Revenue	$194,429	$102,092	$435,412	$281,175
Cost of revenue	151,191	74,461	328,107	201,212
Gross profit	$43,238	$27,631	$107,305	$79,963
Operating expenses:
Selling, general and administrative expenses	$28,342	$18,796	$84,510	$57,590
Depreciation and amortization	3,806	3,168	10,698	9,323
Total operating expenses	$32,148	$21,964	$95,208	$66,913
Operating income	$11,090	$5,667	$12,097	$13,050
Other expense:
Interest expense, net	$6,458	$8,582	$23,326	$25,414
Other expense, net	7,423	—	7,423	—
Total other expense	$13,881	$8,582	$30,749	$25,414
Loss before provision for income taxes	$(2,791)	$(2,915)	$(18,652)	$(12,364)
Provision for (benefit from) income taxes	234	555	(634)	811
Net loss	$(3,025)	$(3,470)	$(18,018)	$(13,175)
Net loss per share of common stock attributable to common shareholders
Basic and Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.14)
Weighted average shares used in computing net loss per share of common stock
Basic and Diluted	112,844	100,376	108,776	97,095
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LYNTRIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of January 1, 2026	104,360	$104	$138,842	$(84,094)	$54,852
Distributions	—	—	(137)	—	(137)
Issuance of equity as compensation	5,875	6	15,182	—	15,188
Net loss	—	—	—	(14,993)	(14,993)
Balance as of June 30, 2026	110,235	$110	$153,887	$(99,087)	$54,910
Net proceeds from issuance of common stock in initial public offering	5,714	6	67,048	—	67,054
Net loss				(3,025)	(3,025)
Balance as of September 30, 2026	115,949	$116	$220,935	$(102,112)	$118,939

	Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of January 1, 2025	94,603	$94	$109,553	$(75,636)	$34,011
Distributions	—	—	(22)	—	(22)
Issuance of equity as compensation	824	1	550	—	551
Net loss	—	—	—	(9,705)	(9,705)
Balance as of June 30, 2025	95,427	$95	$110,081	$(85,341)	$24,835
Contributions from parent	8,810	9	25,261	—	25,270
Issuance of equity as compensation	(74)	—	213	—	213
Net loss				(3,470)	(3,470)
Balance as of September 30, 2025	104,163	$104	$135,555	$(88,811)	$46,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LYNTRIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities
Net loss	$(18,018)	$(13,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,183	16,391
Amortization of deferred contract costs	13,329	8,459
Amortization of debt issuance costs and debt discount	833	898
Loss on extinguishment of debt	7,423	—
Provision for deferred income taxes	(1,114)	1,571
Noncash equity-based compensation expense	15,188	764
Changes in fair value of contingent liability	(1,250)	—
Net change in ROU assets and lease liabilities	169	156
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,203	(11,334)
Inventory	(11,445)	(2,779)
Other current assets	(23,399)	5,249
Other assets	(13,531)	(12,436)
Accounts payable	25,625	8,369
Other current liabilities	56,362	(9,181)
Other liabilities	(23)	—
Deferred revenue	48,367	(9,732)
Net cash provided by (used in) operating activities	$118,902	$(16,780)
Investing activities
Purchases of property, plant and equipment	(8,653)	(2,992)
Purchases of intellectual property and capitalized software	(1,946)	(180)
Cash paid for acquisitions, net of cash acquired	(6,331)	(12,850)
Net cash used in investing activities	$(16,930)	$(16,022)
Financing activities
Net proceeds from issuance of common stock in initial public offering	67,054	—
Proceeds from issuance of long-term debt	210,323	8,955
Repayment of long-term debt	(259,945)	(1,785)
Proceeds from revolver	75,210	9,143
Repayment of revolver	(112,853)	(3,000)
Payment of debt issuance costs and extinguishment costs	(9,672)	(141)
Equipment financing arrangements	(190)	(331)
Payments of finance lease obligations	(1,890)	(1,646)
Payment of contingent consideration	(1,470)	—
Distributions	(137)	(22)
Contributions from parent	—	25,270
Net cash provided by (used in) financing activities	$(33,570)	$36,443
Net increase in cash	$68,402	$3,641
Cash and restricted cash - beginning of period	22,638	10,453
Cash and restricted cash - end of period	$91,040	$14,094
Reconciliation of cash and restricted cash
Cash	$88,367	$13,268
Restricted cash	$2,673	$826
Total cash, cash equivalents, and restricted cash	$91,040	$14,094
Supplemental disclosure of cash flow information
Cash paid for interest	$17,279	$25,748
Cash paid (received) during the period for income taxes, net of refunds	$670	$(131)
Supplemental disclosure of noncash investing and financing activities
Contingent consideration issued for acquisitions	$—	$2,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Nature of Operations and Basis of Presentation
Lyntris Inc. (the “Company” or “Lyntris”) is a defense technology company delivering sense-to-act connectivity solutions for the modern battlespace. Combining differentiated hardware, software and mission expertise, Lyntris helps customers detect threats earlier, decide faster and act with precision in contested, multi-domain environments.
Our solutions are deployed across three high-growth core missions: Maritime Domain Awareness; Air & Missile Defense; and Space Intelligence, Surveillance, Reconnaissance (“ISR”) & Resilient Communications. We believe that our differentiated technology, proprietary intellectual property and more than 40 years of heritage create a difficult-to-replicate position as a differentiated merchant supplier across mission-critical Sensor Hardware, Sensor Architecture and Data & Software.
(a)Common Control Combination
We were formed through the combination (the “Combination”) of TCFIV FS LLC (“Accelint”), and TCFII NHT LLC (“Vitesse”), two complementary businesses under the common control of Trive Capital Holdings LLC (“Trive Capital”), which was completed on May 7, 2026. Trive Capital obtained control of Accelint and Vitesse on November 9, 2022 and December 21, 2018, respectively, through the acquisition of a majority of the outstanding equity interests of each company.
The Company previously operated as a Delaware limited liability company named Lyntris LLC. Lyntris LLC was formed on April 6, 2026 and underwent a conversion into Lyntris Inc., a Delaware corporation, on May 1, 2026 (the “Conversion”). In connection with the Conversion, all outstanding LLC membership units of Lyntris LLC, including compensatory units issued prior to the Conversion, were exchanged for shares of common stock of Lyntris Inc. On May 7, 2026, Lyntris Inc. completed the Combination with Accelint and Vitesse. In connection with the Combination, all outstanding equity interests of Accelint and Vitesse were exchanged for shares of Lyntris.
The Combination was accounted for as a common control transaction in accordance with ASC 805-50. The consolidated financial statements are those of Lyntris Inc. and have been retrospectively combined to reflect the Combination between Accelint and Vitesse as though the businesses had operated as a single entity. In these notes, the terms “we,” “our,” the “Company” and “us” refer to Lyntris Inc. and its combined subsidiaries.
(b)Reverse Stock Split
On July 17, 2026, the Company effected a reverse stock split of its issued and outstanding shares of common stock (“2026 Stock Split”). All share and per share information has been retroactively adjusted to reflect the 2026 Stock Split for all periods presented.
(c)Initial Public Offering
On August 18, 2026 the Company’s Registration Statement on Form S-1 for its initial public offering (the “IPO”) was declared effective.
On August 20, 2026, the Company completed the IPO of 17 million shares of its common stock at a public offering price of $17.50 per share, of which 5.7 million shares were sold by the Company. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $67.1 million. See Note 11 and Note 12 for details.
(d)Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s prospectus, dated August 18, 2026 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of

1933, as amended, in connection with the IPO. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year. For the three and nine months ended September 30, 2026 and 2025, the Company had no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.
The accompanying financial statements reflect the combined operations of our businesses for all periods presented as if the common control transaction had occurred on January 1, 2025, in accordance with the common control guidance under ASC 805-50, Business Combinations.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to estimates are made prospectively based upon such periodic evaluations. It is reasonably possible that changes may occur in the near term that would affect managements’ estimates with respect to revenue recognition, estimates of cost to complete contracts, allowance for credit losses, share-based compensation, accrued expenses, realization of tax assets and estimates of tax liabilities, useful life of property and equipment and valuation of net assets acquired in business combinations, and the impairment assessment of goodwill and intangible assets.
Segment Reporting
We determine our operating segments based on our organizational structure and the information regularly reviewed by our chief operating decision-maker (“CODM”). In February 2026 we began the process of the Combination that ultimately closed on May 7, 2026. In March 2026 we identified the CODM of Lyntris, our chief executive officer, and began operating the combined business. This change resulted in a reevaluation of operating segments. Our chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Our CODM uses Net Income to assess the return on assets, determine investment opportunities and monitor budget versus actual results. Based on these factors, we concluded that we operate and manage our business as a single operating segment. As such, this change in operating segments has been reflected in the accompanying financial statements for all periods as if the Combination occurred on January 1, 2025.
Cash and Cash Equivalents
We consider all investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash is held at several financial institutions, and at times, the balances may exceed government-insured limits in the jurisdiction where the balance is held. Cash equivalents consist of amounts invested in money market funds.
Restricted Cash
Restricted cash represents amounts held by us that are contractually restricted as to withdrawal or use. Such amounts consist of (i) funds payable to a seller in connection with a prior acquisition, to be released at the seller’s discretion, and (ii) cash pledged in connection with bonds issued under a customer contract, which are to be released upon the achievement of specified contractual milestones.
Accounts Receivable
Accounts receivable includes amounts billed and currently due from customers, including amounts related to delivered solutions and milestone billings under contractual arrangements. Accounts receivable are recorded at the invoiced amount and do not bear interest. Also included within accounts receivable are unbilled receivables for which our rights to consideration are unconditional and only the passage of time is required before consideration is due. Unbilled receivables included within accounts receivable were $37.8 million and $28.0 million as of September 30, 2026 and December 31, 2025, respectively. On a periodic basis, we evaluate our accounts receivable to determine any credit losses based on specific information about customer accounts, the history of past write-offs and current credit conditions. Allowances for credit losses related to accounts receivable were not significant as of September 30, 2026 and December 31, 2025.

Inventory
Inventory is valued at the lower of cost or net realizable value, using the first-in, first-out method. Provisions are made to reduce excess and obsolete inventory to their estimated net realizable value. The process of evaluating the value of excess and obsolete inventory requires us to make judgments and estimates concerning the future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.
Debt Issuance Costs
Debt issuance costs associated with our term loans are recorded as contra-liabilities within long-term debt, net of current maturities and unamortized debt issuance costs in the unaudited condensed consolidated balance sheet. Debt issuance costs associated with our revolving line of credit are recorded as other assets in the unaudited condensed consolidated balance sheets and will be amortized on a straight-line basis over the life of the revolver. The debt issuance costs are being accreted through interest expense, using the effective interest method, through maturity of the debt.
Concentrations of Credit Risk
Cash equivalents primarily consist of money market funds with original maturities of three months or less, which are invested primarily with U.S. financial institutions. Cash deposits with financial institutions generally exceed federally insured limits. Management believes minimal credit risk exists with respect to these financial institutions, and we have not experienced any losses on such amounts. We believe we are not exposed to any significant credit risk on cash.
We mitigate our credit risks by performing ongoing credit evaluations of our customers’ financial conditions and requiring customer advance payments in certain circumstances. As of September 30, 2026 and December 31, 2025, there were one customer and two customers, respectively, that accounted for more than 10%, individually, of our outstanding gross receivable balance. For the three and nine months ended September 30, 2026, there were two customers that accounted for more than 10%, individually, of our total revenue, and for the three and nine months ended September 30, 2025, no customer accounted for more than 10% of our total revenue.
For the nine months ended September 30, 2026 and 2025, approximately 89% and 97%, respectively, of our total revenue was derived from U.S. contracts, substantially all of which was directly or indirectly with the U.S. government.
Property, Plant and Equipment, net
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property, plant and equipment are assessed periodically and are adjusted when warranted. Major additions and improvements are capitalized, while routine replacements, repairs and maintenance that do not extend the life of an asset are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the accumulated depreciation or amortization thereon are removed  from the accounts with any gain or loss realized upon sale or disposal charged to the Unaudited condensed consolidated statements of operations. The estimated useful lives of our property, plant and equipment are as follows:

Asset type	Useful life
Computers and software	1 – 5 years
Buildings and improvements	5 – 38 years
Machinery and equipment	3 – 20 years
Furniture, fixtures and equipment	2 – 7 years
Leasehold improvements	Shorter of lease term or useful life
Business Combinations
Business combinations are accounted for at fair value under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Measurement period adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management’s estimates and assumptions, as well as other information obtained by management, including valuations that utilize standard valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may change, including adjustments to the fair values of assets acquired and liabilities assumed or changes to the carrying amount of goodwill. Please refer to Note 3, Acquisitions in our unaudited condensed consolidated financial statements for additional discussion of the acquisitions.
Transactions between entities under common control are accounted for in accordance with ASC 805. The assets and liabilities transferred are recognized at their historical carrying amounts, and no goodwill or step-up to fair value is recorded. We retrospectively combine the financial statements of the combining entities as if they had been under common control for all periods presented. Accordingly, the unaudited condensed consolidated financial statements reflect the assets, liabilities, revenues, and expenses of the combining entities at their historical carrying amounts for all periods presented. Any difference between the consideration transferred and the carrying amounts of the net assets received is recorded as an adjustment to equity.
Goodwill and Intangible Assets
Intangible assets have either an identifiable or indefinite useful life. Intangible assets are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter.
Our definite-lived intangible assets consist primarily of trade names and trademarks, backlog, customer contract renewals and developed technology. The useful lives of these intangible assets range from less than a year to ten years. Our indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) acquired through multiple business combinations, that have been determined to have alternative future uses in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), and are capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. If the related research and development are completed, the asset is reclassified as a definite-lived asset at the time of completion and is amortized over its estimated useful life as research and development costs in accordance with ASC 730, Research and Development and ASC 350.
Indefinite-lived IPR&D is not subject to amortization but is tested annually on October 1st for impairment or more frequently if there are indicators of impairment. For additional information regarding goodwill and intangible assets, see Note 8, Goodwill and Intangible Assets, Net.
We assess the carrying value of our goodwill for impairment annually on October 1st, or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. We assess our impairment at the reporting unit level. Reporting units are identified for impairment testing purposes based upon the existence of discrete financial information within an operating segment which is regularly reviewed by segment managers. We have determined that our business is comprised of two reporting units, Accelint and Vitesse. When evaluating goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we compare the fair value of the reporting unit to its respective carrying amount, as described in ASC 350. Any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. During the nine months ended September 30, 2026 and 2025, we did not record any impairment charges with respect to our goodwill.
For indefinite-lived IPR&D, we first perform a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the IPR&D is impaired; this includes considering triggering events and the potential effect on significant inputs to determining the fair value of the IPR&D. When it is more likely than not that an IPR&D’s fair value does not exceed its carrying value, then we perform a quantitative impairment test by which the impairment loss is measured as the amount by which the carrying amount of the IPR&D exceeds its fair value. We also evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment in accordance with ASC 350. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. During the nine months ended September 30, 2026 and 2025, we did not record any impairment charges with respect to IPR&D.

Impairment of Long-Lived Assets
When circumstances warrant, we review the carrying amounts of its property, plant and equipment and definite-lived intangible assets to determine whether such carrying amounts continue to be recoverable. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value, which, if necessary, is determined using various valuation techniques including discounted cash-flow models. During the nine months ended September 30, 2026 and 2025, we did not record any impairment charges with respect to our property, plant and equipment.
Capitalized Software
We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs using the straight-line method over their estimated useful lives, not to exceed 5 years. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. We also capitalize costs of software to be sold, leased, or otherwise marketed in accordance with ASC 985-20 once technological feasibility has been established, and amortize those costs over the remaining estimated economic life of the product using the greater of the straight-line method or the ratio of current gross revenues to total current and anticipated future gross revenues. As of September 30, 2026 and December 31, 2025, capitalized software was $8.0 million and $4.6 million, respectively, and is included in Other assets in our unaudited condensed consolidated balance sheets. In January 2026, $1.3 million of acquired IPR&D was reclassified from intangibles assets to internally developed software as the technology was completed and available for commercial use. There were no changes in the three months ended September 30, 2026.
Leases
An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. We account for our leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the unaudited condensed consolidated balance sheets as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate when the rate implicit in the lease is not readily determinable. The incremental borrowing rate represents the rate we would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment.
We evaluate leases at their inception to determine if they are to be accounted for as operating leases or finance leases. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as operating leases.
ROU operating lease assets include lease payments made at or before the lease commencement date, net of any lease incentives. Our lease agreements may include options to extend the lease term or terminate it early; we include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
In calculating the ROU assets and lease liabilities, we elected the practical expedient to combine lease and non-lease components for leases of real estate. Additionally, we exclude short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. Variable lease expenses, if any, are recorded when incurred.
We evaluate ROU assets for impairment consistent with our long-lived assets policy.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurement (“ASC 820”), we use the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly for the full term of the assets or liabilities.

Level 3	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
Nonrecurring Valuations
In accordance with ASC 820, certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances or when a triggering event occurs, which may require that we make fair value estimates as of the applicable valuation date that are based upon assumptions that we believe to be reasonable, but are inherently uncertain. These nonrecurring valuations include (i) the application of acquisition accounting, and (ii) the valuation of long-lived assets such as property, plant and equipment and goodwill, as necessary, each of which uses significant unobservable inputs under Level 3 of the fair value hierarchy. The change in the fair value of contingent consideration liabilities is recorded as selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
During the nine months ended September 30, 2026 and the year ended December 31, 2025, we did not perform any significant nonrecurring fair value measurements in relation to impairment assessments of our property, plant and equipment and goodwill. For additional information regarding our application of ASC 805, see Note 3, Acquisitions.
Goodwill: When performing quantitative assessments for goodwill impairment testing, we measure the amount of potential impairment by calculating the amount by which the carrying value of the reporting unit exceeds its estimated fair value. For additional information, refer to Note 8, Goodwill and Intangibles, Net.
Share-based compensation: We measure compensation cost for share-based awards at fair value on the grant date and recognizes expense on a straight-line basis over the requisite service period or upon achievement of requisite performance conditions. The fair value upon grant date is determined using an estimated fair value of our Company and an option pricing model framework. For additional information, refer to Note 12, Share-Based Compensation.
The estimated fair value used in the evaluation of impairment and determination of grant date fair value is determined based on a variety of factors, including discount rates, market multiples or expectations of future performance.
The following fair value hierarchy presents information about our assets and liabilities measured at fair value on a recurring basis:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$1,250
Total September 30, 2026	$—	$—	$1,250
Liabilities
Contingent consideration	$—	$—	$3,970
Total at December 31, 2025	$—	$—	$3,970
As of September 30, 2026 and December 31, 2025 the balance of contingent consideration liabilities included as accrued liabilities within other liabilities on the unaudited condensed consolidated balance sheets was $1.3 million and $4.0 million, respectively. Contingent consideration liabilities are remeasured at fair value at each reporting period. During the three months ended September 30, 2026, $1.5 million of the contingent consideration was paid down with no remeasurement of the fair value. During the nine months ended September 30, 2026, the fair value of contingent consideration decreased by $1.3 million, resulting in a gain of $1.3 million, which was recognized within Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. For additional information on the nature of the earn out liabilities refer to Note 3, Acquisitions.

The fair value of the contingent consideration liabilities are estimated based on the monetary value of specified payment milestones discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.
The carrying values of cash, accounts receivable, accounts payable, and variable rate debt approximate fair value due to their short-term nature or market-based interest rates.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers.
To determine revenue recognition for arrangements that are determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies performance obligations. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the solutions we transfer to the customer. Once there is a legally enforceable contract between us and our customer (e.g., the rights of the parties are identified, the contract has commercial substance and collectability of the contract consideration is probable), we assess the promises within each contract and evaluate whether each promise is capable of being distinct and distinct in the context of the contract. Promises that are determined to be distinct are identified as performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied over time or at a point in time. We do not believe that there is significant judgment in determining the timing of the satisfaction of performance obligations. We do not adjust the amount of consideration for any effects of a significant financing component, if present, for those contracts in which we expect the time period between the transfer of the solutions, and the payment of the solutions, to be one year or less.
Contract modifications, typically executed through customer-approved purchase order revisions or contract amendments, are accounted for in accordance with ASC 606 based on the nature of the remaining performance obligations and pricing relative to standalone selling prices, including treatment as separate contracts, prospective adjustments, or cumulative catch-up adjustments. Amounts representing discounts on previously satisfied performance obligations are recognized as variable consideration and recorded as reductions of revenue in the period of modification.
We determine standalone selling prices at contract inception using observable prices specified in customer purchase orders, which represent the best estimate of standalone selling price given that solutions are customized and not interchangeable across contracts. Transaction price is allocated to performance obligations based on relative standalone selling price (or entirely to a single obligation, if applicable), with no use of residual or variable allocation methods. For U.S. Government and Foreign Military Sales (FMS) contracts subject to Federal Acquisition Regulation (FAR), stated contract prices generally approximate standalone selling prices.
A significant portion of our contracts are long-term contracts with the United States government agencies or other commercial clients that can extend over several years. For contract performance obligations that are satisfied over time, we generally use input methods to measure progress. The use of input methods results in recognition of revenue on the basis of our efforts toward the satisfaction of the performance obligation.
We utilize the cost-to-cost measure of progress for our fixed-fee and cost-plus-fixed-fee priced contracts, as customers obtain the benefits of such solutions as solutions are delivered. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
For time and materials contracts, we have a right to consideration from customers in an amount that corresponds directly with the costs incurred to date. Therefore, we have elected to use the right to invoice as the practical expedient for time and materials contracts.
For certain contracts, revenue is recognized at a point in time when control of the solution transfers to the customer, which is generally upon shipment or delivery, depending on the terms of the arrangement. Revenue is derived from solution sales recognized at a point in time.
We have elected to account for shipping and handling activities as fulfillment activities rather than as separate performance obligations.

Contract Balances
Contract Assets
Contract assets reflect performance obligations satisfied, and revenue recognized in advance of customer billings when our rights to consideration are conditioned on factors other than the passage of time. Contract assets become trade receivables once our rights to consideration become unconditional. These rights are considered unconditional if only the passage of time is required before payment of that consideration is due.
Contract Liabilities
Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer and are recognized as revenue when the related performance obligations are satisfied. The portion of contract liabilities that is anticipated to be recognized as revenue during the succeeding 12-month period is recorded as deferred revenue, current, and the remaining portion is recorded as deferred revenue, noncurrent.
Costs to Obtain and Fulfill a Contract
Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of contracts, including sales commissions, and that would not have been incurred if the contract had not been obtained. We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects to recover such costs, and the amortization period is greater than one year. Costs to obtain contracts were not material for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025.
We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. These costs are amortized to cost of revenue over the noncancelable terms of the related customer contract. We periodically review the carrying amount of deferred contract costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
Cost of Revenue
Cost of revenue primarily includes direct labor, materials, subcontractor costs, manufacturing overhead, depreciation on production equipment, travel costs, allocated fringe benefits and other direct costs, as well as overhead allocations. Depreciation expense included within cost of revenue was $2.5 million for the three months ended September 30, 2026 and 2025, and $7.2 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Sales Tax
We record the amounts collected for sales taxes as a current liability and relieve such liability upon remittance to the taxing authorities without impacting revenue or expenses.
Income Taxes
We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. We recognize the effect on deferred tax assets and liabilities of a change in tax rates within the provision for income taxes in the period that includes the enactment date. We evaluate the likelihood of future realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.
We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the financial statements are then measured, based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Prior to the Combination, certain entities within our Company were treated as pass-through entities for U.S. federal and state income tax purposes, and accordingly income taxes were the responsibility of the members rather than the entity; such entities are now included within the combined tax structure of our Company. Prior to the Combination, these pass-through entities generated pre-tax losses and had such entities historically been subject to corporate-level income tax, the resulting deferred tax benefit (and deferred tax assets) associated with those losses would have been offset by valuation allowance based on management’s assessment of realizability, consistent with the treatment applied to the Company’s other taxable entities. Accordingly, the Company does not believe that presenting these entities as taxable corporations in the historical periods would have materially affected the reported income tax provision, effective tax rate, net deferred tax position, or net loss attributable to the Company.
Deferred Offering Costs
Deferred offering costs consist primarily of direct and incremental legal, accounting, consulting, underwriting, registration, and other fees incurred in connection with the Company’s initial public offering (“IPO”). Deferred offering costs were capitalized as incurred and recorded as a reduction of the offering proceeds upon the consummation of the IPO. We capitalized $26.9 million of IPO costs and recorded as additional paid in capital in our unaudited condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. We adopted ASU 2025-05 effective as of January 1, 2026 and adoption did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the ASC and aligns related disclosure and presentation requirements with SEC regulations. The amendments are effective upon the SEC’s removal of the related disclosure requirements from Regulation S-X or Regulation S-K, with prospective application required and early adoption prohibited. We do not expect this guidance to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or using a modified retrospective basis that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are evaluating the impact of this guidance on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of ASC 270 and requires disclosure of material events occurring since the last annual reporting period. ASU 2025-11 is effective for interim reporting periods beginning after January 1, 2028, with prospective or retrospective application permitted. We are evaluating the impact of this guidance on our consolidated financial statements.
Immaterial Revisions to a Prior Period
In the third quarter of 2026, the Company identified an immaterial adjustment in its consolidated financial statements. Income tax benefit was reduced by $1.9 million from $2.8 million to $0.9 million during the six months ended June 30, 2026 to account for errors within the forecast applicable to the provision for income taxes during the period. There were no changes to the December 31, 2025 financial statements nor additional tax impacts associated with this change. This adjustment was considered to be immaterial to the consolidated financial statements as of and for the six months ended June 30, 2026. The respective operating activities on the consolidated statement of cash flows have also been adjusted.
3. Acquisitions
During the nine months ended September 30, 2026, we entered into one business combination to expand our reach in the governmental, aerospace and defense industry by acquiring a company that provides advanced engineering, robotics, automation, and precision manufacturing solutions.
Novium
On March 4, 2026, we acquired all issued and outstanding membership interests of Novium, Ltd. (“Novium”), a Nevada limited liability company and a provider of advanced robotics, automation, and engineering solutions for government, aerospace, and commercial customers. The fair value of consideration transferred was $7.9 million and consisted of the following (in thousands):

Cash	7,912
Total purchase consideration	$7,912

The acquisition-related costs were $0.6 million, and were recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2026.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Cash	$1,581
Accounts receivable	351
Contract assets	95
Other current assets	25
Fixed assets	353
Right-of-use assets	448
Intangibles assets	4,100
Total assets acquired	$6,953
Accounts payable	686
Contract liabilities	887
Operating lease liabilities, current	51
Other current liabilities	659
Operating lease liabilities, noncurrent	397
Other long-term liabilities	1,111
Total liabilities assumed	$3,791
Total identifiable net assets	3,162
Goodwill	4,750
Fair value of consideration transferred	$7,912

The acquired assets and assumed liabilities were recorded at their estimated fair values. The following table presents the amounts allocated to the intangible assets identified as of the date of acquisition and the estimated useful lives:

	Fair value (in thousands)	Useful Life (in years)
Customer relationships	$3,650	9
Backlog	450	0.5
Total	$4,100

The estimated fair values of identifiable intangible assets were determined using income-based valuation approaches. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes. Goodwill relates to organized workforce and expected synergies of integrating the target into our operations.
Novium’s results of operations are not material to the unaudited condensed consolidated financial statements of our Company.
4. Revenue
We disaggregate revenue from contracts with customers by core mission and timing of revenue recognition, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
In determining the appropriate categories for disaggregating revenue, we evaluated the guidance in ASC 606 and considered the nature of our solutions, the end customers served, differences in customer programs and contract structures and how revenue information is reviewed internally. Based on this assessment, we determined that disaggregation by core mission—Maritime Domain Awareness, Air & Missile Defense and Space ISR & Resilient Communications—best depicts how our revenue and cash flows are affected by economic factors.
Maritime Domain Awareness includes solutions focused on maritime monitoring, tracking and analysis that support government and defense customers in maintaining situational awareness across maritime environments. Air & Missile Defense includes solutions that support air and missile detection, tracking and defense-related programs, often within complex and mission-critical operating environments. Space ISR & Resilient Communications includes solutions supporting space-based sensing, data fusion and intelligence activities that enable customers to collect, analyze and act on space-related data.
Revenue within each end market is recognized either over time or at a point in time based on the nature of the performance obligations and contractual terms, as described in our revenue recognition policy above.
The following tables present revenue by type (in thousands):

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Maritime Domain Awareness	$166,400	$578	$166,978	$109,469	$356	$109,825
Air & Missile Defense	111,633	42,458	154,091	62,890	40,631	103,521
Space ISR & Resilient Communications	102,749	11,594	114,343	61,184	6,645	67,829
Total revenue	$380,782	$54,630	$435,412	$233,543	$47,632	$281,175

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Maritime Domain Awareness	$53,810	$487	$54,297	$41,856	$96	$41,952
Air & Missile Defense	68,677	14,692	83,369	21,283	11,560	32,843
Space ISR & Resilient Communications	52,459	4,304	56,763	24,441	2,856	27,297
Total revenue	$174,946	$19,483	$194,429	$87,580	$14,512	$102,092
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. We have elected the practical expedient to exclude from disclosure performance obligations that are part of a contract that has an expected duration of one year or less or for which revenue recognized equals the amount we have the right to invoice. Additionally, for contracts subject to provisions of Federal Acquisition Regulation (“FAR”), contract amounts have been included within remaining performance obligations only in cases where significant wind-down costs would be incurred upon contract termination. As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $53.2 million. We expect to recognize approximately 85% of this amount as revenue over the next 12 months and substantially all of the remainder within 24 months.
Substantially all of our fixed-fee and cost-plus-fixed-fee contract types are subject to FAR provisions, which contain termination for convenience clauses. We have concluded that the exercise of such clauses by customers do not meet the criteria for inclusion under ASC 606, and therefore are not included in the above remaining performance obligations.
Contract Balances
The contract assets—short-term and contract cost asset—short-term amounts indicated below are presented within other current assets, in the unaudited condensed consolidated balance sheets. The contract cost asset—long-term amounts indicated below are presented within other noncurrent assets in the unaudited condensed consolidated balance sheets. The deferred revenue—short-term amounts indicated below are presented within contract liabilities in the consolidated balance sheets.
Contract assets and liabilities are as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract assets – short-term	$22,436	$6,229
Deferred revenue – short-term	79,284	30,029
Changes in contract balances are primarily due to the timing of billings and payments from customers and revenue recognition due to us satisfying performance obligations under customer contracts.
During the three months ended September 30, 2026 and 2025, we recognized $6.1 million and $1.6 million, respectively, and during the nine months ended September 30, 2026 and 2025, we recognized $25.0 million and $20.0 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.
Contract cost assets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract cost assets – short-term	$10,054	$13,024
Contract cost assets – long-term	3,938	4,949
Amortization of contract cost assets associated with costs to fulfill customer contracts is included within cost of revenue in the unaudited condensed consolidated statements of operations and was $4.2 million and $5.2 million for the three months ended September 30, 2026 and 2025, respectively, and $12.8 million and $8.8 million, for the nine months ended September 30, 2026 and 2025, respectively. Amortization of contract cost assets associated with costs to obtain customer contracts is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and was zero and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
5. Other Current Assets and Other Current Liabilities
Other current assets are as follows as of September 30, 2026 and December 31, 2025 (in thousands):

(dollars in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$6,048	$4,342
Contract assets	22,436	6,229
Contract cost assets	10,054	13,024
Other receivables	9,815	1,333
Total other current assets	$48,353	$24,928

Other current liabilities are as follows as of September 30, 2026 and December 31, 2025 (in thousands):

(dollars in thousands)	September 30, 2026	December 31, 2025
Subcontractor accruals and other accrued liabilities	$69,390	$11,849
Accrued payroll and related expenses	16,344	16,864
Contingent liabilities	1,250	3,970
Total other current liabilities	$86,984	$32,683
6. Property, Plant, and Equipment
The details of our property, plant and equipment and related accumulated depreciation and amortization as of September 30, 2026 and December 31, 2025 are set forth below:

(dollars in thousands)	September 30, 2026	December 31, 2025
Computers and software	$8,984	$6,098
Leasehold improvements	8,285	7,921
Furniture, fixtures and equipment	2,040	2,368
Vehicles and other fixed assets	1,440	1,156
Machinery and equipment	55,249	52,776
Finance lease right-of-use assets	31,149	33,833
Construction in process	3,404	598
Property, plant and equipment, gross	$110,551	$104,750
Less: Accumulated depreciation	(42,682)	(36,980)
Property, plant and equipment, net	$67,869	$67,770
Depreciation and amortization expenses recognized related to property, plant and equipment were $3.0 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $8.8 million and $7.6 million, for the nine months ended September 30, 2026 and 2025, respectively.
7. Inventory
Inventory is as follows as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Finished goods	$1,431	$1,181
Work in process and subassemblies	18,013	12,544
Raw materials and hardware	9,938	4,212
Total inventory	$29,382	$17,937
8. Goodwill and Intangible Assets, Net
As of September 30, 2026 and December 31, 2025, we had goodwill of $192.1 million and $187.3 million, respectively.
We have determined that prior to the Combination, our business was comprised of two operating segments, each with one reporting unit, Accelint and Vitesse. We completed the annual goodwill impairment testing in the fourth quarter of 2025, and determined that no impairments were necessary. For the impairment testing in the fourth quarter of 2025, we assessed the Accelint and Vitesse reporting units using qualitative factors to determine whether it was more likely than not that each reporting unit’s fair value is less than its carrying value and determined that no further testing was required. Upon completion of the Combination on May 7, 2026, we reassessed our operating segments as further discussed in Note 16, Segments. Following the reassessment, we determined that our business is comprised of a single operating segment consisting of two reporting units, Accelint and Vitesse. Accordingly, there was no change in reporting units or the amount of goodwill allocated to our reporting units in connection with the Combination, and no change in our impairment assessment during the interim period in which the Combination occurred.

The changes in the carrying value of goodwill are as follows:

	Nine Months Ended September 30, 2026
(dollars in thousands)	Beginning	Additions	Ending
Goodwill	$187,319	$4,750	$192,069

	Year ended December 31, 2025
(dollars in thousands)	Beginning	Additions	Ending
Goodwill	$175,554	$11,765	$187,319
The table below reflects our intangible asset balances for the nine months ended September 30, 2026:

		Nine Months Ended September 30, 2026
(dollars in thousands)	Useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	2 to 24	$85,575	$(40,369)	$45,206
Backlog	0.3 to 2	9,050	(9,004)	46
IPR&D	Indefinite	210	—	210
Intellectual Property	10	250	(31)	219
Developed Technology	7 to 10	4,752	(1,682)	3,070
Trade Names	3 to 10	11,125	(8,150)	2,975
Total		$110,962	$(59,236)	$51,726
The table below reflects our intangible asset balances for the year ended December 31, 2025:

		Year ended December 31, 2025
(dollars in thousands)	Useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	2 to 24	$81,925	$(33,846)	$48,079
Backlog	0.3 to 2	8,600	(8,479)	121
IPR&D	Indefinite	1,510	—	1,510
Intellectual Property	10	250	(6)	244
Developed Technology	7 to 10	5,102	(1,295)	3,807
Trade Names	3 to 10	11,125	(6,918)	4,207
Total		$108,512	$(50,544)	$57,968
Amortization expense amounted to $3.0 million and $2.7 million, for the three months ended September 30, 2026 and 2025, respectively, and $8.8 million and $7.8 million, for the nine months ended September 30, 2026 and 2025, respectively. In total, the intangible assets acquired subject to amortization have a weighted average useful life of 10.4 years. The table below summarizes the annual amortization expense of our Company for the next five years (dollars in thousands).

Year	Amount
2026	2,749
2027	8,873
2028	7,222
2029	4,132
2030	4,035
Thereafter	24,505
Total	$51,516

9. Debt
New Credit Facility
On July 31, 2026, we entered into a new credit facility (the “New Credit Facility”) by and among Lyntris Inc., as borrower, the lenders and issuing banks from time to time party thereto, and Citibank, N.A. (“Citi”), as the administrative agent and collateral agent for the lenders, providing for a new $200 million term loan and a $100 million revolving line of credit (with a $10 million sublimit for issuances of letters of credit). Each of the new term loan and the revolving line of credit matures on July 31, 2031. Amounts under the term loan facility are subject to amortization in quarterly installments, commencing on September 30, 2026, in aggregate annual amounts equal to (i) during the first year, two and one-half percent of the original amount borrowed, (ii) during the second and third years, five percent of the original amount borrowed, (iii) during the fourth year, seven and one-half of one percent of the original amount borrowed, and (iv) during the fifth year, ten percent of the original amount borrowed, with the remaining principal balance advanced under the term loan facility due on July 31, 2031. Borrowings under the New Credit Facility bear interest in cash at a rate per annum equal to, at our option, (i) a base rate plus a margin of between 1.50% and 2.50% per annum and (ii) term SOFR (which term SOFR borrowings may have 1, 3 or 6 month interest periods, at our option) plus a margin of between 2.50% and 3.50% per annum, in each case depending on our total net leverage ratio.
The New Credit Facility contains certain financial covenants, including a requirement to maintain, commencing with the fiscal quarter ending December 31, 2026, a Consolidated Total Net Leverage Ratio of less than or equal to 4.25 to 1.00 (decreasing to 4.00 to 1.00 with respect to the fiscal quarters ending June 30, 2027 and September 30, 2027, 3.75 to 1.00 with respect to the fiscal quarters ending December 31, 2027 and March 31, 2028 and 3.50 to 1.00 with respect to each fiscal quarter ending thereafter, and subject to a temporary increase to 4.00 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated) and a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, in each case tested on a quarterly basis and calculated in accordance with the credit agreement governing the New Credit Facility.
Additionally, the New Credit Facility contains certain customary covenants that restrict activities of Lyntris Inc. and its subsidiaries as well as customary events of default.
The obligations under the New Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries which are guarantors on the New Credit Facility.
On July 31, 2026, we used $15.0 million of cash on hand, the proceeds from the term loan, and approximately $73.2 million drawn from the revolving credit facility to repay all amounts outstanding under our Prior Credit Facilities (as defined below), together with fees and expenses relating thereto. In connection with the New Credit Facility, we incurred approximately $6.4 million of debt issuance costs, of which $4.3 million was allocated to the term loan and recorded as a reduction of long-term debt and $2.1 million was allocated to the revolving credit facility and recorded within other assets. On August 21, 2026, we used the net proceeds from our IPO to repay approximately $60.0 million outstanding under our New Credit Facility. These transactions are collectively referred to herein as the Refinancing.
Prior Credit Facilities
Vitesse Credit Facility
On December 22, 2023, Vitesse Systems Parent LLC, Custom Microwave, Inc. and, following a subsequent amendment, Nevada Heat Treating, LLC, as borrowers (collectively, the “Vitesse Borrowers”), entered into a credit facility (as amended from time to time, the “Vitesse Credit Facility”) with Alter Domus (US) LLC, as administrative agent, and a syndicate of lenders, providing for (i) an initial term loan in an original aggregate principal amount of $130.0 million, and (ii) a revolving credit facility in an aggregate principal amount of up to $20.0 million. Borrowings under the Vitesse Credit Facility bore interest at a rate per annum equal to, at the Vitesse Borrowers’ option, (a) for SOFR loans, adjusted term SOFR plus 7.00%, and (b) for base rate loans, base rate plus 6.00%.
On July 31, 2026, the Vitesse Credit Facility was paid off in full.
Accelint Credit Facility
On August 22, 2023, Accelint Holdings LLC, as borrower (the “Accelint Borrower”), entered into a credit facility (as amended from time to time, the “Accelint Credit Facility” and together with the Vitesse Credit Facility, the “Prior Credit Facilities”) with Bain Capital Credit, LP, as administrative agent, and a syndicate of lenders, providing for (i) initial term loans in an original aggregate principal amount of $40.0 million, (ii) delayed draw term loans in an aggregate principal amount of up to $40.0 million, (iii) incremental term loans incurred in connection with various acquisitions in an aggregate principal amount of $42.0 million and (iv) a revolving credit facility of up to $20.0 million. Borrowings under the Accelint

Credit Facility bore interest at a rate per annum equal to, at the Accelint Borrower’s option, (a) for SOFR borrowings, adjusted term SOFR plus 5.50%, and (b) for ABR borrowings, alternate base rate plus 4.50%.
On July 31, 2026, the Accelint Credit Facility was paid off in full.
PIK Loans
We were previously party to two unsecured PIK loans (the “PIK Loans”) each with an initial principal balance of $0.8 million, totaling $1.5 million, effective as of October 2024, issued to GALLP Living Trust and RAM Trust. The PIK Loans were paid off in full on June 30, 2026.
Summary of Indebtedness
Long-term debt as of September 30, 2026, consisted of the following:

September 30, 2026
(dollars in thousands)	Outstanding Amount (in thousands)
Term Loans	$198,745
Equipment financing arrangements	3,351
Total	202,096
Less: unamortized debt issuance costs	(4,196)
Total debt less unamortized debt issuance costs	197,900
Current portion of long-term debt	7,393
Long-term debt, net of current portion	190,507
Long-term debt as of December 31, 2025, consisted of the following:

December 31, 2025
(dollars in thousands)	Outstanding Amounts (in thousands)
Term Loans	$166,395
Incremental Term Loans	41,328
PIK Loans	1,500
DDTL	39,100
Revolver	37,643
Equipment financing arrangements	3,595
Total	289,560
Less: unamortized debt issuance costs	(4,859)
Total debt less unamortized debt issuance costs	284,701
Current portion of long-term debt	3,587
Long-term debt, net of current portion	281,114
For all borrowings other than equipment financing arrangements discussed below the weighted average interest rate for September 30, 2026 and December 31, 2025 was 7.00% and 10.48%, respectively.

The following equipment financing arrangements are secured by certain equipment included within property, plant and equipment, net:

(dollars in thousands)	September 30, 2026	December 31, 2025
Note payable due in monthly installments of $7 at 8.5% stated interest, maturing April 2029	$184	$231
Note payable due in monthly installments of $38 at 8.5% stated interest, maturing May 2029	1,073	1,333
Note payable due in monthly installments of $2 at 8.5% stated interest, maturing November 2029	81	97
Note payable due in monthly installments of $11 at 9.4% stated interest, maturing April 2029	329	411
Note payable due in monthly installments of $22 at 9.0% stated interest, maturing November 2029	741	887
Note payable due in monthly installments of $1 at 3.0% stated interest, maturing January 2027	4	11
Note payable due in monthly installments of $1 at 0.0% stated interest, maturing January 2026	—	1
Note payable due in monthly installments of $2 at 5.39% stated interest, maturing April 2026	—	6
Note payable due in monthly installments of $1 at 4.8% stated interest, maturing January 2026	—	1
Note payable due in monthly installments of $7 at 4.8% stated interest, maturing May 2026	—	32
Note payable due in monthly installments of $4 at 4.8% stated interest, maturing July 2026	—	26
Note payable due in monthly installments of $6 at 6.7% stated interest, maturing September 2027	69	119
Note payable due in monthly installments of $8 at 7.5% stated interest, maturing September 2027	91	155
Note payable due in monthly installments of $8 at 8.7% stated interest, maturing June 2029	231	285
Note payable due in monthly installments of $10 at 5.49% stated interest, maturing June 2031	548	—
	$3,351	$3,595
Less current portion	(1,148)	(1,067)
Long-term debt, net of current portion and deferred financing costs	$2,203	$2,528
Future aggregate principal maturities of long-term debt are as follows as of September 30, 2026 (in thousands):

Period Ended December 31,
2026 (for the remaining period)	$1,556
2027	8,610
2028	11,075
2029	13,151
2030	17,615
Thereafter	150,089
Total	$202,096

10. Leases
We enter into leases for real estate. Under the provisions of ASC 842, we have both finance and operating leases. We have month-to-month rentals and other short-term leases, which are expensed as incurred. Variable lease costs included in the unaudited condensed consolidated financial statements are not material for the three and nine months ended September 30, 2026 and 2025.
On March 19, 2026, the Company entered into a sublease arrangement with a third party for a leased office space under which the Company is the lessor. The sublease arrangement is classified as an operating lease. The Company recognized $0.1 million and zero for the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and zero for the nine months ended September 30, 2026 and 2025, respectively, included within Selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The sublease arrangement represented a triggering event requiring the Company to evaluate the related operating lease right-of-use asset for impairment. As a result of this assessment, the Company determined that the carrying amount of the ROU asset was not fully recoverable and recorded a non-cash impairment charge of zero and $0.2 million during the three and nine months ended September 30, 2026, respectively. The impairment charge is included within Selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The components of total lease cost for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Short–term lease cost	$88	$103
Operating lease cost	249	141
Finance lease cost:
Amortization of ROU assets	907	875
Interest on finance lease liabilities	619	594
Total lease cost	$1,863	$1,713

	Nine Months Ended September 30,
	2026	2025
Short–term lease cost	$185	$166
Operating lease cost	744	407
Finance lease cost:
Amortization of ROU assets	2,581	2,581
Interest on finance lease liabilities	1,887	1,777
Total lease cost	$5,397	$4,931

Supplemental balance sheet information related to leases for the nine months ended September 30, 2026 and year ended December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating leases:
Operating lease ROU assets	$1,966	$2,151
Operating lease liabilities, current	826	775
Operating lease liabilities, noncurrent	1,462	1,563
Total operating lease liabilities	$2,288	$2,338
Finance leases:
Finance lease ROU assets	$31,149	$33,833
Finance lease liabilities, current	3,975	4,025
Finance lease liabilities, non-current	33,817	35,726
Total finance lease liabilities	$37,792	$39,751
Finance lease ROU assets have been reported within property, plant and equipment, net on the unaudited condensed consolidated balance sheets.
On a combined basis, supplemental cash flow information and other information related to leases for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$773	$426
Operating cash flows used in finance leases	1,759	1,777
Financing cash flows used in finance leases	1,890	1,646
Non-cash ROU assets obtained in exchange for lease obligations:
Operating leases	$2	$93
Operating leases acquired in business combination	448	—
Finance leases	—	3,137
On a combined basis, information relating to the lease term and discount rate are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in months):
Operating leases	33.5	33.7
Finance leases	108.2	116.8
Weighted-average discount rate:
Operating leases	9.0%	9.2%
Finance leases	6.4%	6.7%

On a combined basis, the future payments included in our operating lease liabilities and finance lease liabilities as of September 30, 2026, are as follows (in thousands):

	Finance Leases	Operating Leases	Total
Years ending December 31,
2026 (for the remaining period)	$1,305	$269	$1,574
2027	5,299	950	6,249
2028	5,427	822	6,249
2029	5,566	229	5,795
2030	5,701	101	5,802
Thereafter	27,532	131	27,663
Total future undiscounted lease payments	$50,830	$2,502	$53,332
Less: imputed interest	(13,038)	(214)	(13,252)
Total reported lease liabilities	$37,792	$2,288	$40,080
11. Stockholders' Equity
We previously operated as a Delaware limited liability company under the name Lyntris LLC. Lyntris LLC was formed on April 6, 2026 and underwent the Conversion into Lyntris Inc., a Delaware corporation, on May 1, 2026. In connection with the Conversion, all outstanding LLC membership units of Lyntris LLC, including compensatory units issued prior to the Conversion, were exchanged for shares of common stock of Lyntris Inc. On May 7, 2026, Lyntris Inc. completed the Combination with Accelint and Vitesse. In connection with the Combination, all outstanding equity interests of Accelint and Vitesse were exchanged for shares of Lyntris.
As of the date of the Combination, there were a total of 1.0 billion authorized shares of Lyntris common stock, par value $0.001 per share. Common stock of the Company has been presented on an as-converted basis reflecting application of the exchange ratios applied to each class of Accelint and Vitesse equity interests outstanding as of the Combination date to the historical equity interests of Accelint and Vitesse which were outstanding as of December 31, 2025 and for the periods prior to the Combination. Shares of common stock issued and outstanding as of September 30, 2026 represent actual shares of Lyntris common stock.
12. Share-Based Compensation
Prior to the Combination, Accelint and Vitesse maintained separate share-based compensation arrangements, including Accelint Class P Units and Phantom Units (the “Phantom Units”) and Vitesse Management Incentive Units (“MIUs”) and Class C awards. During the period from January 1, 2026 through the Combination date, Accelint granted 2,879,648 additional Class P Units with an aggregate grant-date fair value of $8.3 million. In connection with the May 7, 2026 Combination, all outstanding Accelint Class P Units, including the 2026 grants, and all outstanding Vitesse MIUs and Class C awards became fully vested and were converted into shares of Lyntris common stock. As a result, the Company recognized all previously unrecognized compensation expense associated with these awards as of the Combination date.
Share-based compensation expense recognized during the three months ended September 30, 2026 was zero related to Class P Units and Class C Units, compared to $0.2 million related to Class P Units during the three months ended September 30, 2025. Share-based compensation expense recognized during the nine months ended September 30, 2026 was $15.2 million, consisting of $10.3 million related to Class P Units and $4.9 million related to Class C Units, compared to $0.8 million related to Class P Units during the nine months ended September 30, 2025. The increase in share-based compensation expense was primarily attributable to the accelerated vesting and recognition of previously unrecognized compensation expense associated with the legacy Accelint Class P Units and Vitesse MIUs and Class C awards in connection with the Combination.
Prior to the Combination, Accelint maintained a Phantom Equity Appreciation Plan under which payment was contingent upon the occurrence of specified liquidity events or otherwise in the discretion of Accelint. Because such events were not considered probable, no compensation expense was recognized for the Phantom Units prior to or at the Combination. In connection with the Combination the Phantom Unit holders received zero shares of Lyntris common stock and no expense was recognized related to such awards. Upon the completion of the IPO, the Company recognized $4.7 million of share-based compensation expense to settle the Phantom Units in cash during the three and nine months ended September 30, 2026.

13. Income Taxes
The provision for income taxes consists of U.S. federal and state income taxes in jurisdictions in which the Company operates. The effective tax rate for the three months ended September 30, 2026 and 2025 was (8.4)% and (19.0)%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 3.4% and (6.6)%, respectively. For the three and nine months ended September 30, 2026 and 2025, the effective tax rate differs from the statutory tax rate primarily as a result of state income taxes and changes in valuation allowance.
14. Related Party Transactions
Related Party Leases
We lease certain operating facilities from entities that are owned by current or former equity holders and directors of our Company. These leases are accounted for as either finance or operating leases in accordance with ASC 842. Rental payments under these related party leases totaled $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.
The terms of these leases are believed to be consistent with terms that would be available in arm’s-length transactions.

(dollars in thousands)	September 30, 2026	December 31, 2025
Finance lease right-of-use asset	$8,407	$9,032
Finance lease liability, current	932	892
Finance lease liability, non-current	9,293	9,732
Management Fees
Trive Capital, an affiliate of our controlling stockholder, provides management and advisory services to us. Advisory fees and related expense reimbursements are included in selling, general and administrative expenses on the unaudited condensed consolidated statement of operations. There were no expenses incurred by us in relation to services provided by Trive Capital for the nine months ended September 30, 2026, and 2025, respectively. We had an accrued liability to Trive Capital in the amount of $0.4 million as of December 31, 2025, but was fully paid as of our IPO. This balance was recorded within accounts payable on the audited condensed consolidated balance sheet as of December 31, 2025.
Related Party Loans
Our Chief Executive Officer, Brian Morrison, is party to a Promissory Note dated September 30, 2025 in the principal amount of $2,000,000 (the “Morrison Note”) owed to an indirect subsidiary of our Company. Mr. Morrison entered into the Morrison Note prior to the Combination, when he was the Chief Executive Officer of Accelint, one of our component businesses. The Morrison Note was used to fund the purchase of 2,000,000 Class A units of Accelint pursuant to a Subscription Agreement dated September 30, 2025. On July 17, 2026 the Morrison Note was repaid in full.
Our President and Vice Chair, Matthew Alty, is party to an Executive Promissory Note dated May 1, 2023 in the principal amount of $125,000 (the “Alty Note”) owed to a subsidiary of our Company. Mr. Alty entered into the Alty Note prior to the Combination, when he was the Chief Executive Officer of Vitesse, one of our component businesses. The Alty Note was used to fund the purchase of 250,000 Class A units of Vitesse pursuant to a Transfer and Admission Agreement dated May 1, 2023. On July 20, 2026, the Alty Note was repaid in full.
15. Commitments and Contingencies
Retirement Plans
Our subsidiaries sponsor independent 401(k) Plans under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees.
Total plan contributions aggregated to $1.3 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively and $3.6 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively, and are included in operating expenses on the unaudited condensed consolidated statements of operations.

Legal Proceedings
We may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or unaudited condensed consolidated financial statements in the period in which they are resolved.
16. Segments
Operating segments are defined as components of an entity for which separate financial information is available and evaluated on a regular basis by our CODM to allocate resources and assess performance. In February 2026 we began the process of the Combination that ultimately closed on May 7, 2026. In March 2026, we identified the CODM of Lyntris, our chief executive officer, and began operating the combined business. This change resulted in a reevaluation of operating segments. Our chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources. Our CODM uses Net Income to assess the return on assets, determine investment opportunities and monitor budget versus actual results. Based on these factors, we concluded that we operate and manage our business as a single operating segment. As such, this change in operating segments has been reflected in the accompanying financial statements for all periods as if the Combination occurred on January 1, 2025.
The measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total assets. Segment assets are not reported to, or used by, our CODM to allocate resources to or assess performance of our segment.
The following table includes the significant expense categories and amounts that are regularly provided to our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue	194,429	102,092	435,412	281,175
Less:
Cost of Revenue	151,191	74,461	328,107	201,212
Selling, general and administrative expenses	28,342	18,796	84,510	57,590
Depreciation and amortization expense	3,806	3,168	10,698	9,323
Other segment items(1)	14,115	9,137	30,115	26,225
Net loss	$(3,025)	$(3,470)	$(18,018)	$(13,175)
_______
(1)Other segment items is comprised of interest expense, net and income tax expense.
We do not hold material property, plant and equipment outside of the United States as of September 30, 2026, and December 31, 2025, respectively. Revenue from contracts outside the United States represented approximately 15% and 3% of our consolidated revenue for the three months ended September 30, 2026 and 2025, respectively, and 11% and 3% of our consolidated revenue for the nine months ended September 30, 2026 and 2025 respectively.
17. Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of potentially dilutive securities, except when their inclusion would be anti-dilutive.
The Company was formed through the combination of Accelint and Vitesse, entities under common control. Accordingly, weighted-average shares outstanding for periods presented reflect the combined historical equity interests of Accelint and Vitesse, converted to Lyntris Shares in connection with the Combination.
Diluted net loss per share equals basic net loss per share for all periods presented, as the Company incurred a net loss and all potentially dilutive securities were anti-dilutive. The potentially dilutive securities that have been excluded from the computation of diluted net loss per share totaled zero and 3.4 million shares at September 30, 2026 and 2025, respectively. The dilutive share count is reflective of the applicable conversion to Lyntris Shares.
The following table presents net loss and weighted-average shares used in computing basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(presented in thousands)	2026	2025	2026	2025
Numerator
Net Loss	$(3,025)	$(3,470)	$(18,018)	$(13,175)
Denominator
Weighted average shares of common stock outstanding - basic and diluted	112,844	100,376	108,776	97,095
Loss per share attributable to common shares
Basic and Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.14)
29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes express or implied forward-looking statements. Forward-looking statements include all statements that are not historical facts, including those that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements are included throughout this Quarterly Report on Form 10-Q and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “will,” and the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. Our expectations and beliefs are expressed in management’s good faith, and we believe there is a reasonable basis for them; however, the forward-looking statements are subject to various known and unknown risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to, the following:
•our business and growth are concentrated across customers in the defense and U.S. national security sectors;
•our reliance on government spending priorities subjects us to appropriations and budgetary and U.S. national security policy decisions that are largely outside of our control;
•we depend on U.S. government contracts, which are generally not fully funded at inception, may be undefinitized at the start of performance and are subject to competitive bidding, cancellation or delay without penalty;
•our customers may early terminate, pause or stop work orders, whether or not as a result of a breach by us or our failure to perform in accordance with the contractual requirements;
•the failure of our subcontractors or suppliers to perform or the scarcity, unavailability or increased cost of critical components or raw materials;
•the challenges of operating in highly competitive markets, including the risk that we may not be able to expand our customer base, achieve broad market acceptance or compete effectively against larger or better-resourced competitors;
•our limited operating history as a combined company, history of net losses and ability to achieve or maintain profitability;
•our ability to realize the full amounts estimated under the contracts in our backlog as revenue;
•our ability to consummate acquisitions on satisfactory terms or effectively integrate acquired operations;
•we depend on our executive officers, senior management team and highly trained employees and may experience work stoppages, difficulty hiring similar employees or ineffective succession planning;
•shortfalls in available external R&D funding;
•we have classified contracts with the U.S. government, which may limit investor insight into portions of our business, constrain our operational flexibility or limit our responsiveness to commercial opportunities;
•the ongoing impact of geopolitical conflicts, including the Russia-Ukraine conflict and conflicts in the Middle East;
•we may experience technology failures, cybersecurity incidents, data breaches or other unauthorized access to or use of our information technology systems and the data stored thereon, including sensitive, confidential or proprietary information;
•the failure to adequately establish, maintain, protect or enforce our intellectual property and proprietary rights, as well as allegations by third parties that we are infringing, misappropriating or otherwise violating their intellectual property rights;

•our failure to comply with applicable economic and trade sanctions or anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”);
•our business and operations expose us to numerous legal and regulatory requirements, including environmental laws, the National Industrial Security Program Operating Manual rule (“NISPOM”) and export control laws, including the International Traffic in Arms Regulations (“ITAR”);
•changes in trade policies, tariffs, inflation, recession and other macroeconomic or market conditions;
•we may need to raise additional capital, and we cannot be sure that additional financing will be available;
•we have substantial indebtedness, and we may not be able to generate sufficient cash to service all of such indebtedness;
•as an emerging growth company, we are able to avail ourselves of reduced disclosure requirements;
•we will incur significant increased costs and devote substantial management time to new compliance matters as a result of becoming a public company;
•our ability to remediate the identified material weakness in our internal control over financial reporting;
•anti-takeover provisions in our organizational documents and under Delaware law could delay or prevent a change of control; and
•the other factors discussed under “Risk Factors.”
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date of this Quarterly Report on Form 10-Q and is expressly qualified in its entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable law.
You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements, including the related notes thereto, contained within this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We were formed through the combination of Accelint and Vitesse, two complementary businesses under the common control of Trive Capital, which was completed on May 7, 2026. The Combination was accounted for as a common control transaction in accordance with ASC 805-50. The historical consolidated financial statements and the other financial information included in this Quarterly Report on Form 10-Q are those of Lyntris Inc. and have been retrospectively combined to reflect the Combination between Accelint and Vitesse as though the businesses had operated as a single entity. The assets, liabilities, equity, revenues, and expenses of the combining entities have been presented on a combined basis for all periods presented using historical carrying amounts, and comparative periods reflect the entities as if they had always been combined. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our formation. We operate in one segment and we manage our operations and allocate resources as a single operating segment. For purposes of this section, references to “we,” “us,” and “our” refer to Lyntris Inc. and its combined subsidiaries.
Overview
We are a defense technology company delivering “sense-to-act” connectivity solutions for the modern battlespace. Combining differentiated hardware, software and mission expertise, we help customers detect threats earlier, decide faster and act with precision in contested, multi-domain environments.
Our solutions are deployed across three high-growth core missions: Maritime Domain Awareness; Air & Missile Defense; and Space Intelligence, Surveillance, Reconnaissance (“ISR”) & Resilient Communications. We believe that our differentiated technology, proprietary intellectual property and more than 40 years of heritage create a difficult-to-replicate position as a differentiated merchant supplier across mission-critical Sensor Hardware, Sensor Architecture and Data & Software.
Our platform is designed to deliver dependable, high-performance solutions that succeed in the most demanding and contested battlespace environments. We engage with customer programs at all levels, from the system level to the component level, bringing integrated engineering, software, manufacturing, integration and test capabilities across the program lifecycle. Our concept-to-production model allows us to reduce integration risk, accelerate fielding and sustain mission-critical performance over long program durations. We believe our deeply embedded proprietary intellectual property, early program engagement and high percentage of sole- or single-source positions create durable, multi-decade revenue streams by anchoring us across the full program lifecycle—from development through deployment, expansion and sustainment. This lifecycle model is generating visible results, demonstrating the compounding value of early-stage design wins translating into long-term, end-to-end mission lifecycle growth.
Recent Developments
On July 31, 2026, we entered into the New Credit Facility providing for a new $200.0 million term loan and a $100.0 million revolving line of credit (with a $10.0 million sublimit for issuances of letters of credit). Each of the new term loan and the revolving line of credit matures on July 31, 2031. Our obligations under the New Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries which are guarantors on the New Credit Facility.
On August 18, 2026 our Registration Statement on Form S-1 for our initial public offering of common stock (the “IPO”) was declared effective.
On August 20, 2026, we completed the IPO of 17 million shares of our common stock at a public offering price of $17.50 per share, of which we sold 5.7 million shares. The aggregate net proceeds from the offering, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $67.1 million. We used the net proceeds from our IPO to repay approximately $60.0 million outstanding indebtedness under our New Credit Facility.
Growth Strategy
Our growth strategy is centered on expanding our role as a merchant supplier of critical subsystems and a provider of integrated solutions across the sense-to-act value chain. We believe our three pillars of growth position us to deliver sustained growth over long program lifecycles, supported by customer demand for resilient sensing, data fusion, C2 and next-generation mission software. Our three pillars of growth include: (i) capitalizing on embedded growth from long-cycle programs in priority mission areas; (ii) increasing program scope and content; and (iii) extending existing capabilities into adjacent missions and customer sets. Our growth strategy also includes a disciplined buy-and-build strategy focused on acquiring companies with core proprietary intellectual property and complementary capabilities across the sense-to-act value chain, targeting mergers, acquisitions and expansion opportunities to deepen our technical expertise and expand into adjacent programs and domains.
In alignment with our growth strategy, during the three and nine months ended September 30, 2026, our revenue was primarily attributable to organic growth across all three of our core missions, through both U.S. and allied nation programs.
Key Trends and Factors Impacting Our Performance
Our results have been affected, and are expected to be affected in the future, by a variety of factors and trends. Below is a discussion of the key factors and trends that have had or may have an effect on our results of operations. For a further discussion of these factors and trends, see “Risk Factors.”

U.S. Government and Allied Nation Expenditures
Our results and future growth are significantly influenced by U.S. government and allied nation spending priorities and budget and appropriations decisions. Increases in government defense spending directed toward connected battlespace capabilities and high-consequence defense priorities drive growth in our business. Shifts in U.S. government or allied nation spending and investment priorities away from high-consequence defense priorities are most likely to impact our results. In addition, budget restrictions, cost-reduction initiatives, or changes in the budgeted volume and relative mix of specific U.S. government or allied nation programs may result in reduced or deferred government spending, which could in turn impact our business and the results of our operations.
We expect the continued acceleration of U.S. government and allied nation expenditures focused on connected battlespace capabilities to drive ongoing purchases of our solutions by our customers. Changes in the current volume and relative mix of U.S. government and allied nation expenditures, as well as specific areas of spending growth, may impact our results of operations. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government expenditures, as well as shifts in overall priorities, could cause governments to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions could diminish. In addition, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or the deployment of our employees to customer locations or facilities as a result of such disruptions. There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government budget appropriations and spending, actions to address budgetary constraints and caps on the discretionary budget for defense and non-defense departments and agencies. In addition, there is uncertainty around the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to reduce federal spending across all federal agencies, with uncertainty about the nature, size or timing of those reductions.
Our results may be also affected by changes in geopolitical conditions impacting our allies. Defense budgets and procurement processes vary across countries and may be influenced by political considerations, including relationships among the United States and its allied nations, economic conditions, foreign policy decisions and regulatory requirements, including export controls and security approvals. Any changes in these factors could affect our ability to expand internationally and may impact our future growth and results of operations.
Macroeconomic Impacts on Demand and Profitability for Solutions to Support U.S. National Security and Defense Objectives
We operate in an industry and in markets that are experiencing strong, sustained growth driven by an increasing need for resilient multi-domain communication and sensing capabilities and solutions capable of supporting U.S. national security and defense objectives of the U.S. government and allied nations across missions. This increasing need is driven by ongoing and emerging geopolitical instability, including wars and conflicts and other global events and heightened global tensions, affecting the U.S. government and its allies.
Global defense spending is accelerating, fueled by rising budgets, modernization initiatives, and the urgent demand for next-generation solutions. This surge has in part been driven by active conflicts in the Middle East, Africa, and Eastern Europe, along with the anticipation of future engagements in the South Pacific. While these conditions have created growth opportunities for us, the unpredictable nature, duration, and geographic scope of such conflicts introduce significant uncertainty regarding the sustainability of this demand. Our continued growth and volume and mix of our backlog will depend on ongoing and expanding demands of these governments for the development, production and purchases of our existing and evolving solutions across our capabilities and core missions.
At the same time that demand for our solutions has increased, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to a continuing higher cost environment that adversely affects the price and availability of certain products and services from third parties necessary for our operations, which in turn may adversely impact our business and results of operations. In addition, the global trade environment is uncertain and rapidly evolving. Tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war. The impact of tariffs on our business and results of operations will depend on their timing, duration, and magnitude. Furthermore, macroeconomic pressures such as inflation, supply chain disruptions and labor cost increases may adversely affect our ability to perform on existing fixed-price contracts, potentially resulting in cost overruns and contract loss provisions that could materially impact our profitability and results of operations in the period in which such losses are identified.
These factors have increased demand for our solutions, which in turn has contributed to revenue growth. We believe that our revenue growth and the timing of revenue recognition have been partially offset by the effects of timing of orders by customers driven by the dynamic global threat environment, supply chain challenges, inflationary pressures, and other causes of market volatility in our operating environment.
Backlog
Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us, net of any revenue previously recognized as of the date of measurement. We include in our backlog the aggregate expected revenue from awarded contracts, either executed or awaiting execution (e.g., a written contract, purchase order, long-term agreement, contractual authorization to proceed or written notification or other evidence regarding an expectation of an execution) even though our contracts include certain termination rights exercisable by our customers with advance notice. Deferred revenue recognized on our consolidated balance sheets, consisting of payments and billings received in excess of revenue recognized, is included in our backlog calculation. Backlog includes both single-year and multi-year awards and can include variable consideration such as award fees and incentive fees.
We view growth in backlog as a key measure of our business momentum and future revenue potential. We monitor our backlog because we believe it is a forward-looking indicator of potential revenue that can be helpful to investors in evaluating our performance and identifying trends over time. Our backlog increased to $1,013.2 million as of September 30, 2026 from $475.8 million as of December 31, 2025, reflecting continued demand across our core missions and flagship programs.
Because our solutions typically span multi-year development, production, and sustainment cycles, backlog provides visibility into future revenue streams, although the timing of revenue recognition within any given period may vary based on contract milestones, program phases, customer acceptance and the exercise of options.
Any terminations, amendments or contract cancellations may occur, which could result in a reduction in our backlog and in potential future revenue that may never be recognized. In particular, U.S. government contracts included in our backlog may be terminated at the convenience of the U.S. government. Period-to-period comparisons of backlog are not necessarily indicative of future revenue. See “Risk Factors—Risks Related to Our Strategy, Business and Operations—We may not realize the full amounts estimated under the contracts in our backlog as revenue, which could reduce our revenue in future periods below the levels anticipated and materially adversely affect our growth prospects,” for additional information on backlog. Some contracts comprising the backlog may be for programs scheduled many years in the future and the economic viability of contractual counterparties is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of recognition of revenues, if any, on projects included in the backlog could change. We review these projects regularly and increase or decrease backlog accordingly. The failure to realize some portion of our backlog could adversely affect our results of operations.
Buy and Build Acquisition Strategy
We were purposefully assembled over the past decade through a thesis-driven buy-and-build strategy focused on compounding differentiated, mutually enabling capabilities along the “sense-to-act” value chain. Each acquisition has been identified to fill a specific gap in our sense-to-act architecture, adding critical solutions with proprietary intellectual property that strengthen the connectivity between our Sensor Architecture, Sensor Hardware, and Data & Software capability sets. We have completed 12 strategic acquisitions since 2018, largely through proprietary or lightly-banked processes and driven primarily by existing founder relationships and customer and vendor networks. We expect to continue to consider acquisitions and investments that we believe will deepen our technical capabilities, broaden our integrated solution set, and enhance our position with existing and new customers.
We may not be able to continue to find acquisition candidates, negotiate and complete such acquisitions on favorable terms or obtain regulatory approvals needed to complete such acquisitions. An inability to complete strategic acquisitions or successfully integrate acquired businesses could adversely impact our strategic objectives and growth. Moreover, acquisitions can affect period-over-period comparability of our results of operations and financial condition through the addition of acquired revenue and expenses, transaction costs, purchase accounting adjustments and amortization of acquired intangible assets. The integration of acquired businesses may require adjustments or migrations to our controls and procedures and other enterprise resource planning (“ERP”) systems, which can be complex, time-consuming and costly and may result in temporary disruptions to our operations and financial reporting processes. Any particular acquisition or other investment we make could prove less successful than anticipated and have a negative effect on our business.
Ability to Continue to Innovate and Expand our Solutions
We plan to continue making substantial investments in R&D and capital expenditures for the continued enhancement of our solutions. Our future success is dependent on our continued ability to leverage our engineering and design capabilities to meet exact customer innovation needs and to proactively innovate to help win emerging programs. If we are unable to devote adequate resources to develop new solutions or cannot otherwise successfully develop new solutions or enhancements that meet customer requirements on a timely basis, we could lose customers and market share, and our revenue and ability to generate profits could decline.
Research & Development and Technology Investment
We are successful because of the strength of our platform and proprietary intellectual property, supported by more than 40 years of heritage in space, radar, radio frequency (“RF”) and autonomy programs. Our AI-enabled design ecosystem further strengthens our intellectual property and engineering advantage by increasing development velocity, supporting architectural reuse and accelerating next-generation solution development. We have recruited engineers with experience supporting classified and unclassified defense programs, and a meaningful concentration of our personnel hold U.S. national security clearances. We believe that this technical depth cannot be quickly replicated, especially given the increasingly complex technical and qualification requirements associated with space payloads, high power radar and maritime surveillance programs. Our future success is dependent on our continued ability to leverage our engineering and design capabilities to meet customer requirements and to proactively innovate to help win emerging programs. If we are unable to devote adequate resources to develop new solutions or cannot otherwise successfully develop new solutions or enhancements that meet customer requirements on a timely basis, our solutions could lose market share, our revenue and profits could decline and we could experience operating losses.
Revenue Mix and Impact on Margins
Our revenue, profitability and cash flows depend on our ability to perform on long-cycle defense programs that span development, qualification, production, and sustainment phases. We engage with customer programs at all levels, from the system level to the component level, bringing integrated engineering, software, manufacturing, systems integration and test capabilities from end to end across a program’s lifecycle. Our concept-to-production model allows us to reduce integration risk, accelerate fielding and sustain mission-critical performance over long program durations. We believe our deeply embedded proprietary intellectual property, early program engagement and high percentage of sole- or single-source positions create durable, multi-decade revenue streams by anchoring us across the full program lifecycle—from development through deployment, expansion and sustainment.
Our lifecycle model is generating visible results, demonstrating the compounding value of early-stage design wins translating into long-term, end-to-end mission lifecycle growth. However, our solutions often involve long development cycles and multi-year procurement timelines at the development and deployment stage of a program’s lifecycle, which can create variability in the timing of revenue recognition and cash flows following our investments to develop new or next generation solutions as well as risk in various elements of our contracts with customers depending on how we agree to costs over the life of a contract with a customer. Furthermore, as a program is in the later portion of its lifecycle, we may engage in negotiated production and pricing arrangements that may result in reduced revenue or changes to the margins on those programs relative to earlier lifecycle phases. These are natural transitions of programs from active production to sustainment-oriented activity and may partially offset the margin benefits we realize from program expansions and new design wins in earlier lifecycle stages. Our ability to manage this dynamic mix of programs across different lifecycle phases can materially influence our revenue composition and overall profitability over time.
We may also experience variability in revenue mix with respect to our contracts, and such variability may occur at levels and frequencies different from variability we have historically experienced. Such variability in revenue and related impacts on margins may be due to the timing of customer orders and contracts for our solutions with respect to new or expanded programs, the proportion of low-rate production programs to other programs from period to period, strategic decisions, cost overruns or other circumstances within or outside of our control. Accordingly, our historical experience with profitability may not be indicative or predictive of future experience.
Our financial success is based on our ability to deliver high quality solutions on a timely basis and at a cost-effective price. When agreeing to contractual terms, our management team makes assumptions and projections about various conditions and events that may impact the amount of revenue and margin of profitability with respect to that contract. These projections and estimates assess:
•the productivity and availability of labor;
•the allocation of indirect costs to labor and material costs incurred;
•the complexity of the work to be performed;
•the cost and availability of materials and components; and
•schedule requirements.
If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected, which could materially affect earnings and margins in any given fiscal period.
Our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns or project inefficiencies which are not recoverable from customers, disruptions in our supply chains and learning curve and non-recurring engineering costs related to our contracts with customers. If associated risks are not effectively managed, this may result in reduced margins.
From time to time, we may strategically enter into contracts with low or negative margins relative to other contracts or that are at risk of cost overruns. This may occur due to strategic decisions built around positioning ourselves for future contracts or to enhance our solutions. However, in some instances, loss contracts may occur from unforeseen cost overruns that are not recoverable from the customer.
Similarly, cost-reimbursable and time-and-materials contracts generally provide for reimbursement of allowable costs but may be subject to funding limitations and regulatory oversight. Changes in contract mix can impact our margins and results of operations over the life of a contract or from period to period.
Additionally, the timing of our cash flows is influenced by contract milestones, program phases, potential for slow-paying or delayed payments and customer acceptance. Many of our programs progress through development, qualification, production, and sustainment phases, and delays in achieving key milestones or changes in program schedules may affect the timing of revenue and cash receipts. Throughout the progression of each program through these phases, we may enter into multiple contracts as the program progresses. Our quarterly and annual results may fluctuate based on the timing of contract performance, milestone achievement, phase of the program, relative mix of revenue derived from early lifecycle and mature programs, follow-on awards, recompetes and option exercises, even where embedded growth on flagship programs supports long-term revenue visibility.
To manage these fluctuations, we maintain disciplined program planning, monitor estimates-at-completion through formal program reviews, and apply our merchant supplier and modular architecture model to balance contract mix across customers and programs. Our broad participation across more than 200 DoW and allied nation programs, combined with a high follow-on renewal rate and the embedded nature of our content within program specifications, supports recurring activity over long lifecycles and helps mitigate the impact of variable factors such as supply chain challenges, unexpected cost increases, inflation and similar unanticipated factors that may result in increased costs that are not recoverable or delays in achieving any individual program timing requirements under our customer contracts. In addition, we believe that our strong proprietary intellectual property portfolio, modular open-architecture approach, and proprietary fabrication and assembly processes help mitigate these risks by enabling architectural reuse and predictable production performance.
Government Regulation
Our business is subject to extensive U.S. government and allied nation regulations. As a supplier of solutions to the DoW, including the intelligence community, and other government agencies, we are subject to the FAR, the Defense Federal Acquisition Regulation Supplement (“DFARS”) and other statutes and regulations governing, among other things, solicitation and award procedures, pricing and cost accounting, subcontracting and “flow-down” requirements, domestic sourcing and supply chain requirements, billing and audit rights, ethics and compliance requirements and restrictions on kickbacks and false claims. Our operations are also subject to procurement and audit regimes administered by the DoW, the General Services Administration, the Defense Contract Management Agency, the Defense Contract Audit Agency, and equivalent foreign agencies. Increased audit, review, investigation, and general scrutiny of performance under government contracts and compliance with applicable laws could affect our results of operations. Because a substantial portion of our revenue is derived from classified, sensitive, or mission-critical programs, our operations are also subject to evolving requirements relating to facility and personnel security clearances, classified information handling, and cybersecurity, including DFARS clauses, NIST SP 800-171, and the DoW Cybersecurity Maturity Model Certification (“CMMC”) program. Negative publicity, increased scrutiny of government contractors generally, or incidents involving the mishandling of sensitive or classified information could impact our ability to perform in the markets we serve.
If a government inquiry or investigation reveals improper or illegal activities, we may face civil or criminal penalties or administrative sanctions, including contract termination, fines, fee forfeiture, payment suspension, or suspension and debarment from conducting business with U.S. government agencies. Any of these actions could materially and adversely impact our reputation, business, financial condition, results of operations, and cash flows.
In addition, U.S. and allied nation procurement regulations impose various operational requirements on government contractors, including export control regimes such as ITAR and the Export Administration Regulations (“EAR”), anti-corruption laws including the FCPA, and country-specific defense procurement and security approval frameworks. Certain international sales may be structured as foreign military sales (“FMS”) or otherwise require U.S. government approvals, end-use and end-user restrictions and other conditions, and may be impacted by changes in foreign government budgets, procurement priorities, political considerations or delays in licensing or other approvals. Compliance with these laws and regulations is costly and time-consuming, and our operations may in the future be subject to new and more stringent or differently interpreted regulatory requirements. Non-compliance with these regulations could lead to civil or criminal penalties, loss of contract eligibility, or restrictions on our ability to serve international customers, any of which may materially adversely affect our results of operations.
Evolving Nature of Modern Warfare and the Multi-Domain Threat Environment
Recent conflicts and the evolving nature of modern warfare have reinforced the critical necessity of connected battlespace solutions, which we believe underpins sustained demand for our sense-to-act connectivity solutions. The increasing diversification and tempo of threats, including low-cost drone swarms, ballistic missiles and cruise missiles, have elevated the need for connected battlespace capabilities, making it increasingly important for DoW and allied nation customers to detect, classify, prioritize and match the appropriate effector to a given threat. We believe our sense-to-act connectivity solutions provide a decisive advantage in addressing this asymmetric warfare across our core missions, enabling warfighters to detect threats earlier, decide faster and act with precision in contested, multi-domain environments.
Recent warfare theaters span nearly every domain across space, air, land and sea, and the complexity of these multi-domain engagements has increased the need for the fusion of disparate data. We believe that no single sensor, service or infrastructure can quickly analyze the dynamic, modern threat environment, which reinforces demand for the integrated yet modular application of our Sensor Architecture, Sensor Hardware and Data & Software capabilities and the interconnected subsystems that comprise the critical technology sublayer for our DoW and allied nation customers.
In addition, asymmetric strategies employed in recent conflicts have sought to sow disruption through attacks on allied nation infrastructure and have reinforced the criticality of sustained sovereign protection. In response, allied nations have increased their focus, and investment, on building sovereign defense capabilities to protect their respective national interests, perpetuating demand for both integrated, and modular, solutions. We believe these conditions have created incremental growth opportunities that are supported by our sense-to-act capabilities in delivering mission-ready, resilient and interoperable connectivity solutions.
Components of Operations
Revenue
We generate our revenue primarily from the design, development and deployment of security and military readiness solutions across three core missions: Maritime Domain Awareness, Air & Missile Defense and Space ISR & Resilient Communications.
A significant portion of our contracts are long-term contracts with U.S. government agencies, allied nations or other commercial clients that can extend over several years. For contract performance obligations that are satisfied over time, we generally use input methods to measure progress. The use of input methods results in recognition of revenue on the basis of our efforts toward the satisfaction of the performance obligation.
Our revenue is derived from a combination of cost-plus contracts, fixed-price contracts and time-and-materials contracts. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon satisfying the performance obligations identified in the contract, which is achieved as solutions are delivered, upon completion of a solution, or through the transfer of control of the promised solution to the customer either at a point in time or over time. Our contracts can range from short-term periods of less than 12 months to multi-year obligations.
We perform work under contracts that broadly consist of fixed-price, cost-reimbursable and time-and-materials arrangements. We utilize the cost-to-cost measure of progress for our firm fixed-price (“FFP”) and cost-plus-fixed-fee (“CPFF”) priced contracts, as customers obtain the benefits of such solutions as solutions are delivered. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recognized over time using the input method, which measures progress toward completion, and control is transferred as we perform our contractual obligations due to the performance having no alternative use and our enforceable right to payment. We estimate profit on these contracts as the difference between total estimated revenue and total estimated costs at completion (“EAC”) and recognize profit as costs are incurred. Significant judgment is used to estimate total costs at completion. Estimating total costs at completion requires us to make informed estimates regarding subcontractor performance, material costs and availability, labor costs and productivity, as well as overhead expenses. Unforeseen events and circumstances can alter the estimate of the costs and potential benefits associated with a particular contract. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income. We recognize changes in contract estimates on a cumulative “catch-up” basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. Should the estimated total costs to be incurred on a contract surpass the anticipated total revenue, we recognize a provision for the entire loss on the contract in the period when the loss is identified.
For time and materials contracts, we have a right to consideration from customers in an amount that corresponds directly with the costs incurred to date. Therefore, we have elected to use the right to invoice as the practical expedient for time and materials contracts.
For certain contracts involving the manufacture and sale of solutions, revenue is recognized at a point in time when control of the solution transfers to the customer, which is generally upon shipment or delivery, depending on the terms of the arrangement.
Cost of Revenue
Cost of revenue primarily consists of expenses directly related to the design, development, and deployment of our solutions, including direct labor costs, materials costs, subcontractor costs, manufacturing overhead, depreciation on production equipment, travel costs, allocated fringe benefits, and other direct costs, as well as overhead allocations. These costs reflect the integrated nature of our operations, which combine software and engineering solutions with precision manufacturing. As a result, cost of revenue includes both labor delivery costs and materials production costs. Depreciation on property, plant and equipment directly used in the production of goods sold is included in cost of revenue.
Gross Profit
Gross profit represents total revenue less cost of revenue and reflects the margin we earn after accounting for all direct costs associated with the design, development and deployment of our solutions. Gross profit is primarily driven by the volume and pricing of our contract awards, our ability to manage direct labor, materials and subcontractor costs, and the efficiency with which we execute our programs. Gross profit can fluctuate due to the mix and timing of early stage low-rate production programs and programs that are later in their life cycle, where we may benefit from production efficiencies or, conversely, may face margin pressure from contract renegotiations. Our gross profit margin can also fluctuate based on the amount of subcontracting requirements or third party component inputs necessary for programs that are active during the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll costs, professional fees, marketing expenses, and computer and software costs, as well as costs associated with selling and proposal activities and supporting our operations. Selling, general and administrative expenses also include acquisition and integration-related costs, restructuring and severance charges, sponsor and advisory fees, system implementation costs and stock-based compensation expense. Selling, general and administrative expenses may vary from period to period, including based on changes in headcount and the level of operational support required to support growth. Following the completion of our initial public offering, we have incurred and expect to continue to incur additional costs associated with being a public company as well as additional costs related to compliance with applicable securities and other regulations.
We expect selling, general and administrative expenses to increase in absolute dollars to support growth of our business, and to decrease as a percentage of revenue as we continue to work to reduce operating costs as a percentage of revenue.
Depreciation and Amortization
Depreciation and amortization expense consists of depreciation of property, plant and equipment, amortization of intangible assets and amortization of deferred contract costs. Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Depreciation on property, plant and equipment directly used in the production of goods sold is classified within cost of revenue.
Interest Expense, Net
Interest expense, net consists primarily of interest incurred on borrowings under our New Credit Facility, interest on finance lease obligations and amortization of deferred financing costs. Our New Credit Facility bears interest at variable rates based on a base rate or SOFR plus applicable margins. We expect interest expense, net to fluctuate from period to period based on changes in prevailing interest rates, the outstanding balance of our variable-rate borrowings and any future refinancing or repayment activity. For additional information regarding our indebtedness, see “—Liquidity and Capital Resources—Credit Facilities” below.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes consists of current and deferred U.S. federal and state income taxes. We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For additional information regarding our income taxes, see Note 13, Income Taxes, in the unaudited condensed consolidated financial statements.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table sets forth, for the three and nine months ended September 30, 2026 and 2025, certain of our operating data, including presentation of the changes in amounts between reporting periods:

	Three Months Ended September 30,
(dollars in thousands except for percentages)	2026	2025	Dollar Change	Percentage Change
Revenue	$194,429	$102,092	$92,337	90.4%
Cost of revenue	151,191	74,461	76,730	103.0%
Gross profit	43,238	27,631	15,607	56.5%
Operating expenses:
Selling, general and administrative expenses	28,342	18,796	9,546	50.8%
Depreciation and amortization	3,806	3,168	638	20.1%
Total operating expenses	32,148	21,964	10,184	46.4%
Operating Income	11,090	5,667	5,423	95.7%
Interest expense, net	6,458	8,582	(2,124)	(24.7)%
Other expense, net	7,423	—	7,423	n/m
Provision for (benefit from) income taxes	234	555	(321)	(57.8)%
Net loss	$(3,025)	$(3,470)	$445	(12.8)%
Net loss margin(1)	(1.6)%	(3.4)%	1.8%
Operating margin(1)	5.7%	5.6%	0.2%
Gross profit margin(1)	22.2%	27.1%	(4.8)%

	Nine Months Ended September 30,
(dollars in thousands except for percentages)	2026	2025	Dollar Change	Percentage Change
Revenue	$435,412	$281,175	$154,237	54.9%
Cost of revenue	328,107	201,212	126,895	63.1%
Gross profit	107,305	79,963	27,342	34.2%
Operating expenses:
Selling, general and administrative expenses	84,510	57,590	26,920	46.7%
Depreciation and amortization	10,698	9,323	1,375	14.7%
Total operating expenses	95,208	66,913	28,295	42.3%
Operating Income	12,097	13,050	(953)	(7.3)%
Interest expense, net	23,326	25,414	(2,088)	(8.2)%
Other expense, net	7,423	—	7,423	n/m
Provision for (benefit from) income taxes	(634)	811	(1,445)	(178.2)%
Net loss	$(18,018)	$(13,175)	$(4,843)	36.8%
Net loss margin(1)	(4.1)%	(4.7)%	0.5%
Operating margin(1)	2.8%	4.6%	(1.9)%
Gross profit margin(1)	24.6%	28.4%	(3.8)%
______
(1)Calculated as a percentage of revenue.
Revenue
Revenue for the three months ended September 30, 2026 increased by $92.3 million, or 90.4% to $194.4 million as compared to $102.1 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 increased by $154.2 million, or 54.9% to $435.4 million as compared to $281.2 million for the nine months ended September 30, 2025.

The revenue increase was primarily attributable to organic growth across all three of our core missions, through both U.S. and allied nations. As described in additional detail below, the results of operations include the following disaggregation of core mission revenue:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Dollar Change	Percentage Change
Maritime Domain Awareness	$54,297	$41,952	$12,345	29.4%
Air & Missile Defense	83,369	32,843	50,526	153.8%
Space ISR & Resilient Communications	56,763	27,297	29,466	107.9%
Total revenue	$194,429	$102,092	$92,337	90.4%

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Dollar Change	Percentage Change
Maritime Domain Awareness	$166,978	$109,825	$57,153	52.0%
Air & Missile Defense	154,091	103,521	50,570	48.8%
Space ISR & Resilient Communications	114,343	67,829	46,514	68.6%
Total revenue	$435,412	$281,175	$154,237	54.9%

Maritime Domain Awareness—Revenue from our Maritime Domain Awareness mission increased $12.3 million, or 29.4%, to $54.3 million for the three months ended September 30, 2026 from $42.0 million for the three months ended September 30, 2025. Revenue from our Maritime Domain Awareness mission increased $57.2 million, or 52.0%, to $167.0 million for the nine months ended September 30, 2026 from $109.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to sustained, and increasing, demand across a range of allied nation programs, which include our integrated C2 software tools and sensor solutions.
Air & Missile Defense—Revenue from our Air & Missile Defense mission increased $50.5 million, or 153.8%, to $83.4 million for the three months ended September 30, 2026 from $32.8 million for the three months ended September 30, 2025. Revenue from our Air & Missile Defense mission increased $50.6 million, or 48.8%, to $154.1 million for the nine months ended September 30, 2026 from $103.5 million for the nine months ended September 30, 2025. Performance was driven by growth across flagship radar programs that advanced into full rate and low rate production, and expansion in early-stage development programs.
Space ISR & Resilient Communications—Revenue from our Space ISR & Resilient Communications mission increased $29.5 million, or 107.9%, to $56.8 million for the three months ended September 30, 2026 from $27.3 million for the three months ended September 30, 2025. Revenue from our Space ISR & Resilient Communications mission increased $46.5 million, or 68.6%, to $114.3 million for the nine months ended September 30, 2026 from $67.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to growth in recently awarded programs for our international and domestic space payload solutions.
Cost of Revenue and Gross Profit Margin
For the three months ended September 30, 2026, cost of revenue increased to $151.2 million, from $74.5 million for the three months ended September 30, 2025. The $76.7 million, or 103.0%, increase in cost of revenue was primarily due to an increase in materials and subcontractor utilization related to program growth in our Air & Missile Defense and Space ISR & Resilient Communications core missions.
For the nine months ended September 30, 2026, cost of revenue increased to $328.1 million, from $201.2 million for the nine months ended September 30, 2025. The $126.9 million, or 63.1%, increase in cost of revenue was primarily due to an increase in materials and subcontractor utilization related to program growth in our Air & Missile Defense and Space ISR & Resilient Communications core missions.
Gross profit increased 56.5% and 34.2% for the three and nine months ended September 30, 2026, respectively, compared with the same periods in 2025 driven by stronger revenue performance, which was primarily attributable to organic growth across all three of our core missions, offset by an increase in cost of revenue as discussed above. Gross profit as a percentage of revenue decreased 4.8% and 3.8% for the three and nine months ended September 30, 2026, respectively, compared with the same periods in 2025. The decrease was primarily driven by a higher proportion of large, low rate production programs. Contracts for early lifecycle programs can also lead to initial margin declines, although consolidated margins are typically expected to improve in a given period when a greater proportion of activity is on mature programs. These fluctuations are consistent with our positioning within long-duration defense programs where technical differentiation, design authority and sole-, single- or limited-source content support durable participation over the program lifecycle.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $28.3 million for the three months ended September 30, 2026 from $18.8 million for the three months ended September 30, 2025, an increase of 50.8%. The increase was driven primarily by $4.7 million in stock-based compensation for the cash settlement of Phantom Units and $2.6 million in nonrecurring transaction costs related to the IPO, along with additional other selling, general, and administrative expenses.
Selling, general and administrative expenses increased to $84.5 million for the nine months ended September 30, 2026 from $57.6 million for the nine months ended September 30, 2025, an increase of 46.7%. The increase was driven primarily by $19.3 million in stock-based compensation charges and $5.7 million in nonrecurring transaction costs related to the IPO, along with additional selling, general, and administrative expenses attributable to companies acquired after the prior period, partially offset by a decrease in other selling, general, and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, or 20.1%, and $1.4 million or 14.7% for the three and nine months ended September 30, 2026 from the comparative period of the prior year, respectively. This increase was driven by newly acquired intangibles during the respective period.
Interest Expense, Net
Interest expense, net decreased by $2.1 million, or 24.7% and $2.1 million, or 8.2% for the three and nine months ended September 30, 2026 from the comparative period of the prior year, respectively. This decrease was primarily attributable to the execution of our New Credit Facility, which has a lower interest rate, and a decrease in the amount of outstanding indebtedness following payments made from IPO proceeds and cash on hand. For additional information regarding our indebtedness, see “Liquidity and Capital Resources—Credit Facilities” below and Note 9, Debt in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Provision For (Benefit From) Income Taxes
The provision for income taxes was $0.2 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to changes in valuation allowance associated with each period’s operating results.
The provision for (benefit from) income taxes was $(0.6) million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to changes in valuation allowance associated with each period’s operating results and net discrete tax benefits recognized in conjunction with the Combination in the nine-month period ended September 30, 2026.
For additional information regarding provisions for taxes, see Note 13, Income Taxes, in the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Key Operational and Non-GAAP Financial Measures
We regularly review the following key operational and non-GAAP financial measures to manage our business, evaluate our contract performance, monitor results of operations and ensure proper allocation of capital: (i) Backlog, (ii) EBITDA, (iii) Adjusted EBITDA, (iv) Adjusted EBITDA Margin, (v) Adjusted Net Income, (vi) Adjusted EPS, and (vii) Free Cash Flow. We believe that these measures represent the primary drivers of value enhancement, balancing both short and long-term indicators of increased stockholder value. The measures set forth below should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate these measures differently or not at all, which reduces their usefulness as comparative measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Operating Metric:
Backlog (1)	$1,013,183	$427,233	$1,013,183	$427,233
Non-GAAP Financial Measures:
Net loss (GAAP)	$(3,025)	$(3,470)	$(18,018)	$(13,175)
Adjusted EBITDA (2)	$28,505	$14,890	$66,337	$40,157
Adjusted Net Income (2)	$17,012	$1,679	$30,629	$2,444
EPS (GAAP)	$(0.03)	$(0.03)	$(0.17)	$(0.14)
Adjusted EPS (2)	$0.15	$0.02	$0.28	$0.03
Net loss margin (GAAP) (3)	(1.6)%	(3.4)%	(4.1)%	(4.7)%
Adjusted EBITDA Margin (2)(3)	14.7%	14.6%	15.2%	14.3%
Net cash provided by (used in) operating activities (GAAP)	$84,036	$(3,484)	$118,902	$(16,780)
Free Cash Flow (2)	$79,469	$(3,832)	$108,303	$(19,952)
______________
(1)See “Backlog” below for a description of how we define and calculate backlog. Backlog is not a measure defined under U.S. GAAP and may not be comparable to similarly titled measures used by other companies.
(2)We use non-GAAP financial measures EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, Adjusted Net Income, Adjusted EPS, and Free Cash Flow, as measures of our overall performance. Definitions and reconciliations of these measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP are included below under “—Non-GAAP Financial Measures.”
(3)Calculated as a percentage of revenue.
Backlog
Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us, net of any revenue previously recognized as of the date of measurement. We include in our backlog the aggregate expected revenue from awarded contracts, either executed or awaiting execution (e.g., a written contract, purchase order, long-term agreement, contractual authorization to proceed or written notification or other evidence regarding an expectation of an execution) even though our contracts include certain termination rights exercisable by our customers with advance notice. Deferred revenue recognized on our consolidated balance sheets, consisting of payments and billings received in excess of revenue recognized, is included in our backlog calculation. Backlog includes both single-year and multi-year awards and can include variable consideration such as award fees and incentive fees. Backlog is subject to modification, delay or termination by our customers, which may impact our realization of revenue from some or all of the contracts included in our backlog. We monitor our backlog because we believe it is a forward-looking indicator of potential revenue that can be helpful to investors in evaluating our performance and identifying trends over time, although period-to-period comparisons of backlog are not necessarily indicative of future revenue.
Backlog is not a measure defined under U.S. GAAP and should not be considered in isolation or as a substitute for, or superior to, revenue or any other measure determined in accordance with U.S. GAAP. Our computation of backlog may differ from similarly titled measures reported by other companies due to differences in the scope of contracts included, the treatment of contract options and modifications, and other definitional and methodological differences. As a result, our backlog may not be comparable to backlog or similar measures presented by other companies and should not be used as a basis for such comparisons. Terminations, amendments or contract cancellations may occur with respect to our backlogs, which could result in a reduction in our backlog and in potential future revenue that may never be recognized. In particular, U.S. government contracts included in our backlog may be terminated at the convenience of the U.S. government. See “Risk Factors—Risks Related to Our Strategy, Business and Operations—We may not realize the full amounts estimated under the contracts in our backlog as revenue, which could reduce our revenue in future periods below the levels anticipated and materially adversely affect our growth prospects. This makes backlog an uncertain indicator of future results of operations,” for additional information on backlog.

Backlog increased $585.9 million to $1,013.2 million as of September 30, 2026, compared to $427.2 million as of September 30, 2025. This also represented an increase of $537.3 million from $475.8 million as of December 31, 2025. The increases were primarily attributable to new contract awards and the expansion of existing programs.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP financial measures presented here will help investors understand our financial condition and results of operations and assess our future prospects. We believe these non-GAAP financial measures, each of which is discussed in greater detail below, are important supplemental measures because they exclude unusual or non-recurring items as well as non-cash items that are unrelated to or may not be indicative of our ongoing results of operations. Further, when read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a tool to help make financial, operational and planning decisions. We may use non-GAAP financial metrics in certain management compensation plans, debt covenants, internal budgetary decision making and other resource allocation decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry by providing more comparable measures that are less affected by factors such as capital structure.
We recognize that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as our net loss before (i) income taxes, (ii) depreciation and amortization and (iii) interest expense. We define Adjusted EBITDA as EBITDA as further adjusted to exclude (i) acquisition and integration-related costs, (ii) restructuring and severance charges, (iii) sponsor and advisory fees, (iv) system implementation costs, (v) other non-cash charges and (vi) stock-based compensation expense. We believe these adjustments are appropriate because they represent costs that are not indicative of our ongoing operating performance, are non-cash expenses or are non-recurring in nature or relate to discrete strategic initiatives. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. Management believes EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure, or other items that impact comparability of financial results from period to period. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as alternatives to, or more meaningful than, net loss, net loss margin, or any other measure as determined in accordance with U.S. GAAP. Our computation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin of other companies. We present EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin because we believe they provide useful information regarding the factors and trends affecting our business.

The following tables present a reconciliation of net loss and net loss margin to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except for percentages)	2026	2025	2026	2025
Revenue	$194,429	$102,092	$435,412	$281,175
Net loss	(3,025)	(3,470)	(18,018)	(13,175)
Interest expense, net	6,458	8,582	23,326	25,414
Provision for (benefit from) income taxes	234	555	(634)	811
Depreciation and amortization(1)	7,156	6,555	20,639	18,664
EBITDA	$10,823	$12,222	$25,313	$31,714
Adjustments to EBITDA
Acquisition and integration-related costs(2)	4,447	1,816	10,453	4,744
Restructuring and severance charges(3)	663	405	2,163	1,757
Sponsor and advisory fee(4)	46	143	275	672
System implementation costs(5)	204	91	393	274
Other non-cash charges(6)	7,440	—	7,670	232
Stock-based compensation expense(7)	4,882	213	20,070	764
Total adjustments	$17,682	$2,668	$41,024	$8,443
Adjusted EBITDA	$28,505	$14,890	$66,337	$40,157
Net loss margin(8)	(1.6)%	(3.4)%	(4.1)%	(4.7)%
Adjusted EBITDA Margin(8)	14.7%	14.6%	15.2%	14.3%
______________
(1)Depreciation and amortization expense includes $3.3 million and $3.4 million of allocated depreciation and amortization from cost of goods sold for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense includes $9.9 million and $9.3 million of allocated depreciation and amortization from cost of goods sold for the nine months ended September 30, 2026 and 2025, respectively.
(2)Acquisition and Integration Costs. Represents third-party professional service fees and other direct, incremental costs incurred in connection with completed acquisitions and integration of acquired businesses. These costs are recorded within selling, general and administrative expenses and include operational and integration consulting, legal entity rationalization, purchase accounting and valuation support, tax consulting, contingent consideration fair value changes, transaction bonuses, option payout obligations and IT / systems integration activities. The amount of acquisition and integration related costs associated with expenses attributed to the change in the fair value of earnout arrangements was $0.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. The amount of acquisition and integration related expenses associated with the change in the fair value of earnout arrangements was $0.7 million ($2.0 million of expense and $1.3 million of income) and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively. The amount of acquisition and integration related expenses attributed to professional fees and other vendors was $3.4 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively and $7.9 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively. The amount of acquisition and integration related expenses attributed to non-recurring transaction bonuses and option payout obligations was $1.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively and $1.8 million and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)Restructuring and severance charges. Consists of employee termination benefits, severance payments and related costs associated with discrete organizational restructuring initiatives to eliminate duplicative functions, consolidate management layers and realign the cost structure following acquisitions. These costs include executive, managerial and operational severance, recruiting fees for critical replacement hires, retention bonuses during transition periods and legal fees or settlement costs directly attributable to employment separation agreements.
(4)Sponsor and advisory fees. Represents expense reimbursements paid to our financial sponsor, board members and strategic advisors, together with related legal fees, under arrangements in effect during the periods presented. These costs are recorded within selling, general and administrative expenses and were terminated or substantially modified upon consummation of the IPO and therefore are not reflective of our operating performance.
(5)System implementation costs. Represents third-party consulting, licensing and configuration fees incurred to implement and deploy enterprise-wide technology systems, including ERP, financial reporting, HR, payroll, CRM and product lifecycle management platforms. These finite-duration, project-based costs are recorded within selling, general and administrative expenses and relate to standardizing technology infrastructure across operating entities following acquisitions.
(6)Other non-cash charges. For the three months ended September 30, 2026, this adjustment represents a $7.4 million loss on debt extinguishment associated with the write-off of our unamortized debt issuance costs and prepayment penalties (the “refinancing costs”). For the nine months ended September 30, 2026, this adjustment represents the refinancing costs and reflects charges associated with the exit from a leased facility, including the write-off of leasehold improvements and losses associated with subleasing the related space. These charges were recorded in other expense and selling, general and administrative expenses, respectively, and did not result in a current-period cash outflow. Management excludes these charges from Adjusted EBITDA because they relate to discrete investment and facility-exit decisions and are not considered indicative of our ongoing operating performance. For the nine months ended September 30, 2025 this adjustment represents a charge recognized in connection with the decision to abandon a non-refundable machinery deposit paid in a prior period, which reflects the write-off of the previously paid deposit, was recorded in selling, general and administrative expenses and did not result in a current-period cash outflow.
(7)Stock-based compensation expense. Represents non-cash expense recognized in connection with profits interest units and other equity-based awards, and non-recurring cash settlement of the Phantom Units. This expense is recorded within selling, general and administrative expenses and is excluded from Adjusted EBITDA because it does not require current-period cash settlement or is non-recurring.
(8)Calculated as a percentage of revenue.
Adjusted Net Income and Adjusted EPS
We define Adjusted Net Income as net loss as further adjusted to exclude (i) acquisition and integration-related costs, (ii) restructuring and severance charges, (iii) sponsor and advisory fees, (iv) system implementation costs, (v) other non-cash charges, (vi) stock-based compensation expense, (vii) amortization of acquired intangible assets, (viii) amortization of deferred financing costs and (ix) the tax effect of the foregoing adjustments.
Adjusted EPS represents GAAP net loss per fully diluted share, excluding (i) acquisition and integration-related costs, (ii) restructuring and severance charges, (iii) sponsor and advisory fees, (iv) system implementation costs, (v) other non-cash charges, (vi) stock-based compensation expense, (vii) amortization of acquired intangible assets, (viii) amortization of deferred financing costs and (ix) the tax effect of the foregoing adjustments as they are not representative of our operating performance.
Adjusted Net Income and Adjusted EPS are non-GAAP financial measures and should not be considered as an alternative to, or more meaningful than, net loss, net loss margin, earnings per share or any other measure determined in accordance with U.S. GAAP. Our computation of Adjusted Net Income and Adjusted EPS may not be comparable to similarly titled measures used by other companies due to differences in the scope and nature of adjustments, which limits its usefulness as a comparative measure. Because of these limitations, Adjusted Net Income and Adjusted EPS should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. You should review the reconciliation below and not rely on any single financial measure to evaluate our business.
We believe Adjusted Net Income and Adjusted EPS are useful because they allow us to more efficiently evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that are not indicative of our ongoing operating performance, are non-cash expenses or are non-recurring in nature or relate to discrete strategic initiatives and aid in the comparability of our performance from period to period. We also use Adjusted Net Income and Adjusted EPS for purposes of evaluating management performance and in connection with certain compensation plans and internal budgeting decisions.

The following table presents a reconciliation of net loss to Adjusted Net Income and Adjusted EPS for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net loss	$(3,025)	$(3,470)	$(18,018)	$(13,175)
Adjustments to net loss
Acquisition and integration-related costs(1)	4,447	1,816	10,453	4,744
Restructuring and severance charges(2)	663	405	2,163	1,757
Sponsor and advisory fee(3)	46	143	275	672
System implementation costs(4)	204	91	393	274
Other non-cash charges(5)	7,440	—	7,670	232
Stock-based compensation expense(6)	4,882	213	20,070	764
Amortization of acquired intangible assets(7)	2,950	2,592	8,755	7,418
Amortization of deferred financing costs(8)	110	160	580	580
Income tax effect of adjustments(9)	(705)	(271)	(1,712)	(822)
Total adjustments	20,037	5,149	48,647	15,619
Adjusted Net Income	$17,012	$1,679	$30,629	$2,444

Weighted average shares outstanding	112,844	100,376	108,776	97,095

Basic and diluted EPS	$(0.03)	$(0.03)	$(0.17)	$(0.14)
Adjustments to EPS*
Acquisition and integration-related costs(1)	0.04	0.02	0.10	0.05
Restructuring and severance charges(2)	0.01	—	0.02	0.02
Sponsor and advisory fee(3)	—	—	—	0.01
System implementation costs(4)	—	—	—	—
Other non-cash charges(5)	0.07	—	0.07	—
Stock-based compensation expense(6)	0.04	—	0.18	0.01
Amortization of acquired intangible assets(7)	0.03	0.03	0.08	0.08
Amortization of deferred financing costs(8)	—	—	0.01	0.01
Income tax effect of adjustments(9)	(0.01)	—	(0.01)	(0.01)
Total adjustments	0.18	0.05	0.45	0.17
Adjusted EPS	$0.15	$0.02	$0.28	$0.03
*Note: Due to rounding, numbers presented may not add up precisely to the totals provided.
______________
(1)Acquisition and Integration Costs. Represents third-party professional service fees and other direct, incremental costs incurred in connection with completed acquisitions and integration of acquired businesses. These costs are recorded within selling, general and administrative expenses and include operational and integration consulting, legal entity rationalization, purchase accounting and valuation support, tax consulting, contingent consideration fair value changes, transaction bonuses, option payout obligations and IT / systems integration activities. The amount of acquisition and integration related costs associated with expenses attributed to the change in the fair value of earnout arrangements was $0.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. The amount of acquisition and integration related expenses associated with the change in the fair value of earnout arrangements was $0.7 million ($2.0 million of expense and $1.3 million of income) and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively. The amount of acquisition and integration related expenses attributed to professional fees and other vendors was $3.4 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively and $7.9 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively. The amount of acquisition and integration related expenses attributed to non-recurring transaction bonuses and option payout obligations was $1.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively and $1.8 million and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively.

(2)Restructuring and severance charges. Consists of employee termination benefits, severance payments and related costs associated with discrete organizational restructuring initiatives to eliminate duplicative functions, consolidate management layers and realign the cost structure following acquisitions. These costs include executive, managerial and operational severance, recruiting fees for critical replacement hires, retention bonuses during transition periods and legal fees or settlement costs directly attributable to employment separation agreements.
(3)Sponsor and advisory fees. Represents expense reimbursements paid to our financial sponsor, board members and strategic advisors, together with related legal fees, under arrangements in effect during the periods presented. These costs are recorded within selling, general and administrative expenses and were terminated or substantially modified upon consummation of the IPO and therefore are not reflective of our operating performance.
(4)System implementation costs. Represents third-party consulting, licensing and configuration fees incurred to implement and deploy enterprise-wide technology systems, including ERP, financial reporting, HR, payroll, CRM and product lifecycle management platforms. These finite-duration, project-based costs are recorded within selling, general and administrative expenses and relate to standardizing technology infrastructure across operating entities following acquisitions.
(5)Other non-cash charges. For the three months ended September 30, 2026, this adjustment represents the refinancing costs. For the nine months ended September 30, 2026, this adjustment represents the refinancing costs and reflects charges associated with the exit from a leased facility, including the write-off of leasehold improvements and losses associated with subleasing the related space. These charges were recorded in other expense and selling, general and administrative expenses, respectively and did not result in a current-period cash outflow. Management excludes these charges from Adjusted Net Income because they relate to discrete investment and facility-exit decisions and are not considered indicative of our ongoing operating performance. For the nine months ended September 30, 2025, this adjustment represents a charge recognized in connection with the decision to abandon a non-refundable machinery deposit paid in a prior period, which reflects the write-off of the previously paid deposit, was recorded in selling, general and administrative expenses and did not result in a current-period cash outflow.
(6)Stock-based compensation expense. Represents non-cash expense recognized in connection with profits interest units and other equity-based awards, and non-recurring cash settlement of the phantom units. This expense is recorded within selling, general and administrative expenses and is excluded from Adjusted Net Income because it does not require current-period cash settlement or is non-recurring.
(7)Represents the amortization of intangible assets recorded in connection with our acquisitions.
(8)Represents the amortization of deferred financing costs associated with our long-term debt.
(9)Represents the estimated tax impact of the Adjusted Net Income adjustments using effective tax rates of 3.4% and 5.0% for the 2026 and 2025 periods presented, respectively. In our prior filings with the SEC, we used a blended federal and state statutory rate of 25% for all periods presented.

Free Cash Flow
We define Free Cash Flow as net cash flows from operating activities less cash capital expenditures. We believe Free Cash Flow is a useful measure of liquidity and an indicator of our financial performance. We believe Free Cash Flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations that, after purchases of property and equipment, can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet.
Free Cash Flow is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, net cash provided by (used in) operating activities or any other measure determined in accordance with U.S. GAAP. Although we believe this measure is one of several benchmarks used by investors, analysts and peers for comparison of performance in our industry, our computation of Free Cash Flow may not be comparable to similarly titled measures used by other companies due to differences in the scope and nature of adjustments, which limits its usefulness as a comparative measure. Because of these limitations, Free Cash Flow should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. You should review the reconciliation below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net cash flow from operating activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net cash provided by (used in) operating activities	$84,036	$(3,484)	$118,902	$(16,780)
Less: Capital expenditures (property plant and equipment and software)	(4,567)	(348)	(10,599)	(3,172)
Free Cash Flow	$79,469	$(3,832)	$108,303	$(19,952)

Net Leverage Ratio
The following table presents a reconciliation of current portion of long-term debt and long-term debt, net of current portion and deferred financing costs to Net Leverage Ratio:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Current portion of long-term debt	$7,393	$3,587
Long-term debt, net of current portion and deferred financing costs	190,507	281,114
Total debt	$197,900	$284,701
Less: cash	(88,367)	(19,148)
Net debt	$109,533	$265,553
Trailing twelve months Adjusted EBITDA(1)	$88,739	$62,559
Net Leverage Ratio	1.2x	4.2x
(1)Trailing twelve months Adjusted EBITDA as of September 30, 2026 is calculated as Adjusted EBITDA of $62.6 million for the year ended December 31, 2025, plus $66.3 million for the nine months ended September 30, 2026, less $40.2 million for the nine months ended September 30, 2025. Trailing twelve months Adjusted EBITDA as of December 31, 2025 represents Adjusted EBITDA of $62.6 million for the year then ended.

Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, debt service, acquisitions and other commitments. Our principal sources of liquidity to date have included cash provided by operating activities, amounts raised through issuances of equity capital or equity contributions and borrowings under our credit facilities. We currently expect that our principal future sources of funding will include our current cash balance, cash provided by operating activities, cash provided by our credit facilities, proceeds from the IPO, and other forms of debt financing and equity or debt securities offerings.
On August 20, 2026, we completed the IPO of 17,000,000 shares of our common stock and received net proceeds of approximately $67.1 million after deducting approximately $6.0 million of underwriting discounts and commissions and approximately $26.9 million in other expenses. As of September 30, 2026, we have used approximately $60.0 million of the net proceeds of the IPO to repay outstanding borrowings under the New Credit Facility. We intend to use the remaining net proceeds, if any, for general corporate purposes, including additional development efforts, working capital and operational expenses.
Our expected primary uses of cash on a short- and long-term basis are for working capital requirements, capital expenditures, R&D, debt service requirements, potential acquisitions and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll, which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects.
Our ability to generate sufficient liquidity from our ongoing operations and capital markets transactions in order to meet our obligations and operating needs will enable us to continue our business operations. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and/or may be unable to advance growth initiatives, either of which could adversely impact our business, financial condition and results of operations.

We believe that our cash and cash equivalents and amounts available under our credit facilities will be adequate to meet our liquidity requirements for at least the 12 months following the date of this Quarterly Report on Form 10-Q. Our future long-term capital requirements will depend on several factors, including our ability to continue to generate positive cash flows from operations over time and our ability to raise additional capital, if needed. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our credit facilities or seek to raise additional funds through equity, equity-linked or debt financings or offerings. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources.
Credit Facilities
Our primary debt financing consists of borrowings under the New Credit Facility.
New Credit Facility
On July 31, 2026, we entered into a new credit facility (the “New Credit Facility”) by and among Lyntris Inc., as borrower, the lenders and issuing banks from time to time party thereto, and Citibank, N.A. (“Citi”), as the administrative agent and collateral agent for the lenders, providing for a new $200.0 million term loan and a $100.0 million revolving line of credit (with a $10.0 million sublimit for issuances of letters of credit). Each of the new term loan and the revolving line of credit matures on July 31, 2031. Amounts under the term loan facility are subject to amortization in quarterly installments, commencing on September 30, 2026, in aggregate annual amounts equal to (i) during the first year, two and one-half percent of the original amount borrowed, (ii) during the second and third years, five percent of the original amount borrowed, (iii) during the fourth year, seven and one-half of one percent of the original amount borrowed, and (iv) during the fifth year, ten percent of the original amount borrowed, with the remaining principal balance advanced under the term loan facility due on July 31, 2031. Borrowings under the New Credit Facility bear interest in cash at a rate per annum equal to, at our option, either (i) a base rate plus a margin of between 1.50% and 2.50% per annum and (ii) term SOFR (which term SOFR borrowings may have 1, 3 or 6 month interest periods, at our option) plus a margin of between 2.50% and 3.50% per annum, in each case depending on our total net leverage ratio.
The New Credit Facility contains certain financial covenants, including a requirement to maintain, commencing with the fiscal quarter ending December 31, 2026, a Consolidated Total Net Leverage Ratio of less than or equal to 4.25 to 1.00 (decreasing to 4.00 to 1.00 with respect to the fiscal quarters ending June 30, 2027 and September 30, 2027, 3.75 to 1.00 with respect to the fiscal quarters ending December 31, 2027 and March 31, 2028 and 3.50 to 1.00 with respect to each fiscal quarter ending thereafter, and subject to a temporary increase to 4.00 to 1.00 with respect to any fiscal quarter in which a material acquisition is consummated) and a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, in each case tested on a quarterly basis and calculated in accordance with the credit agreement governing the New Credit Facility.
Additionally, the New Credit Facility contains certain customary covenants that restrict activities of Lyntris Inc. and its subsidiaries as well as customary events of default.
The obligations under the New Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries which are guarantors on the New Credit Facility.
On July 31, 2026, we used $15.0 million of cash on hand, the proceeds from the term loan, and approximately $73.2 million drawn from the revolving credit facility to repay all amounts outstanding under our Prior Credit Facilities (as defined below), together with fees and expenses relating thereto. On August 21, 2026, we used the net proceeds from the IPO to repay approximately $60.0 million outstanding under our New Credit Facility. These transactions are collectively referred to herein as the Refinancing. We expect a reduction in interest expense under the New Credit Facility compared to the Prior Credit Facilities due to the Refinancing.
Prior Credit Facilities
Vitesse Credit Facility
On December 22, 2023, Vitesse Systems Parent LLC, Custom Microwave, Inc. and, following a subsequent amendment, Nevada Heat Treating, LLC, as borrowers (collectively, the “Vitesse Borrowers”), entered into a credit facility (as amended from time to time, the “Vitesse Credit Facility”) with Alter Domus (US) LLC, as administrative agent, and a syndicate of lenders, providing for (i) an initial term loan in an original aggregate principal amount of $130.0 million, and (ii) a revolving credit facility in an aggregate principal amount of up to $20.0 million. Borrowings under the Vitesse Credit Facility bore interest at a rate per annum equal to, at the Vitesse Borrowers’ option, (a) for SOFR loans, adjusted term SOFR plus 7.00%, and (b) for base rate loans, base rate plus 6.00%.

On July 31, 2026, the Vitesse Credit Facility was paid off in full.
Accelint Credit Facility
On August 22, 2023, Accelint Holdings LLC, as borrower (the “Accelint Borrower”), entered into a credit facility (as amended from time to time, the “Accelint Credit Facility” and together with the Vitesse Credit Facility, the “Prior Credit Facilities”) with Bain Capital Credit, LP, as administrative agent, and a syndicate of lenders, providing for (i) initial term loans in an original aggregate principal amount of $40.0 million, (ii) delayed draw term loans in an aggregate principal amount of up to $40.0 million, (iii) incremental term loans incurred in connection with various acquisitions in an aggregate principal amount of $42.0 million and (iv) a revolving credit facility of up to $20.0 million. Borrowings under the Accelint Credit Facility bore interest at a rate per annum equal to, at the Accelint Borrower’s option, (a) for SOFR borrowings, adjusted term SOFR plus 5.50%, and (b) for ABR borrowings, alternate base rate plus 4.50%.
On July 31, 2026, the Accelint Credit Facility was paid off in full.
PIK Loans
We previously had two unsecured PIK loans (the “PIK Loans”) each with an initial principal balance of $0.8 million, totaling $1.5 million, effective as of October 2024. The PIK Loans were paid off in full on June 30, 2026. See Note 9, Debt in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash provided by (used in) operating activities	$118,902	$(16,780)
Cash used in investing activities	(16,930)	(16,022)
Cash provided by (used in) financing activities	(33,570)	36,443
Net change in cash, cash equivalents	$68,402	$3,641
Purchases of property, plant and equipment	$(8,653)	$(2,992)
Operating Activities
Net cash provided by operating activities was $118.9 million in the nine months ended September 30, 2026, compared with net cash used in operating activities of $16.8 million in the nine months ended September 30, 2025. The period-over-period improvement of $135.7 million was primarily attributable to $58.1 million of cash provided by increases in deferred revenue and contract billings and $65.5 million increase in other liabilities mostly in connection with for accrued program execution and corporate expenses.
Investing Activities
Net cash used in investing activities remained relatively flat at $16.9 million for the nine months ended September 30, 2026 as compared to $16.0 million for the nine months ended September 30, 2025.
Financing Activities
Net cash used in financing activities totaled $33.6 million in the nine months ended September 30, 2026 compared to a net cash provided by financing activities of $36.4 million for the nine months ended September 30, 2025. The increase in cash used for the nine months ended September 30, 2026 was driven by the repayment of borrowings under the New Credit Facility, including approximately $60.0 million of the net proceeds of the IPO during the nine months ended September 30, 2026.
Contractual Obligations and Commitments
We enter into contractual obligations in the normal course of business. See Note 9, Debt through Note 10, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. See Note 15, Commitments and Contingencies, in the unaudited condensed consolidated financial statements for information regarding our other obligations and commitments.

Leases
We enter into leases for both real estate and equipment. Under the provisions of ASC 842, we have both finance and operating leases. We have month-to-month rentals and other short-term leases, which are expensed as incurred. Variable lease costs included in the consolidated financial statements are not material for the nine months ended September 30, 2026. For additional information regarding leases, see Note 10, Leases, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Finance Lease Summary
Lease activity for the nine months ended September 30, 2026 and year ended December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Total finance lease liabilities	$37,792	$39,751
Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
JOBS Act Election
We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We consider an accounting judgment, estimate, or assumption to be critical if it is complex in nature or requires a high degree of judgment, and if changes in those estimates, judgments or assumptions could have a material impact on our consolidated financial statements. We regularly review our estimates and make adjustments when facts and circumstances dictate. To the extent actual results differ materially from these estimates, our financial condition or results of operations could be affected.
We believe that the following are our most critical accounting policies that require management to make judgments about matters that are inherently uncertain. For additional significant accounting policies, see Note 2, Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revenue Recognition
Our revenue is derived from a combination of cost-plus contracts, fixed-price contracts and time-and-materials contracts. We account for a contract when approval and commitment from both parties exist, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon satisfying the performance obligations identified in the contract, which occurs through the transfer of control of a promised solution to the customer either at a point in time or over time.

The majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other solutions according to customer specifications. These contracts are generally accounted for as a single performance obligation due to the integrated nature and complexity of the solutions provided. Revenue from the manufacture and sale of solutions is generally recognized at a point in time when control transfers to the customer, which typically occurs upon delivery.
For contracts in which our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date, revenue is recognized over time. For FFP and CPFF contracts, revenue is recognized over time using a cost-to-cost input method, which measures progress toward completion based on the ratio of costs incurred to date to total estimated costs at completion for the applicable performance obligation. Estimating total costs at completion requires us to make numerous assumptions and estimates, in some cases over multi-year periods, including with respect to items such as subcontractor performance, material costs and availability, labor costs and productivity, as well as overhead expenses. All contract types require significant estimates to determine revenue recognized and costs at completion which require management to apply judgment and cost discipline to preserve gross margins, regardless of the contract pricing model.
For contracts recognized over time, we estimate total contract revenue and total costs at completion and recognize profit as costs are incurred. Estimates of contract revenue and costs require significant judgment and are based on contract terms, historical experience, anticipated performance and other relevant factors. We review estimates of costs to complete and contract profitability on a regular basis. Changes in estimates of revenue or costs are recognized on a cumulative catch-up basis in the period in which the changes are identified. Should the estimated total costs to be incurred on a contract surpass the anticipated total revenue, we recognize a provision for the entire loss on the contract in the period when the loss is identified.
Certain contracts contain variable consideration. Variable consideration is estimated using either the expected value or most likely amount method and is included in contract revenue only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Management’s estimates of total costs at completion and variable consideration are inherently subjective and involve significant judgment. Actual results could differ materially from these estimates, and changes in estimates may result in increases or decreases to revenue and profit in future periods.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We evaluate goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Reporting units are identified for impairment testing purposes based upon the existence of discrete financial information within an operating segment which is regularly reviewed by the segment manager. We have determined that, both before and after the change in operating segments, our business is comprised of two reporting units, Accelint and Vitesse.
When evaluating goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider factors in performing a qualitative assessment that include, but are not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy and other relevant entity-specific events. Alternatively, we may bypass the qualitative assessment for some or all of our reporting units and apply the quantitative impairment test.
If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. When a quantitative assessment is performed, we utilize a discounted cash flow approach, which incorporates significant management judgment and assumptions regarding future growth rates, terminal values and discount rates. This process compares the estimated fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. We recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value up to the amount of goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired. During the nine months ended September 30, 2026 and 2025, we did not record any impairment charges with respect to our goodwill.

We have both finite and indefinite lived acquired intangible assets. Acquired indefinite lived intangible assets represent in process research and development. Indefinite-lived in-process research and development is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment.
Acquired intangible assets with finite lives primarily include customer relationships, technology and trade names. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits of such assets are consumed. We assess amortized intangible assets for impairment when events or circumstances suggest that the carrying values may not be recoverable. This assessment involves comparing the carrying value of the assets or asset groups to their undiscounted expected future cash flows. If the total undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss equal to the difference between the carrying amount and the fair value of the assets or asset groups. Determining fair value requires management to make estimates and judgments based on various factors, including projected revenue and associated earnings.
We did not recognize any intangible assets impairment losses in the nine months ended September 30, 2026 and 2025. For additional information regarding goodwill and intangible assets, see Note 8, Goodwill and Intangible Assets, Net in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Acquisitions
We account for business combinations using the acquisition method of accounting, whereby the identifiable assets and liabilities of the acquired business are recorded at their estimated fair value as of the date that we obtain control of the acquired business. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Acquisition-related expenses are expensed as incurred.
Determining the fair value of the acquired assets and liabilities requires significant management judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Changes in these assumptions could have a material impact on the amounts recorded for acquired assets and liabilities and on future results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the New Credit Facility, which has a floating interest rate component. On July 31, 2026, we repaid our Prior Credit Facilities in full with borrowings under the New Credit Facility, and on August 21, 2026, we used a portion of the net proceeds from the IPO to repay $60.0 million of borrowings under the New Credit Facility. As of September 30, 2026, we had $198.7 million of variable-rate borrowings outstanding. We estimate that a 1% increase in interest rates for the nine months ended September 30, 2026 and 2025 would have resulted in approximately $1.8 million and $2.0 million increase in interest expense, respectively.
We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.
Inflation Risk
We have generally experienced increases in the costs of labor, materials and services provided to us consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect that the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies and that we will look for alternative sourcing and reevaluate pricing, as we did in the prior periods. However, continued cost inflation and supply chain disruptions during 2026 may continue to require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Historically, most of our revenue has been denominated in U.S. dollars; an immaterial amount of sales has been denominated in local currencies outside of the United States. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies. Based on our historical exposure and the current composition of our revenue and costs, we do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our results of operations.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Based upon such evaluation, due to the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Notwithstanding the material weakness in our internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with U.S. GAAP.
Material Weaknesses
During the audit of our financial statements as of December 31, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified include the following: we did not design and maintain effective process-level controls over certain key business processes supporting our financial reporting, including controls that are sufficiently precise, performed consistently and timely, and formally documented; we did not design and maintain sufficient segregation of duties over the performance of certain financial close processes, including over the review and approval of manual journal entries; we did not design and maintain effective information technology general controls for certain information systems supporting our key financial reporting processes, including segregation of duties, security administration and change management; and we did not design and maintain effective process-level controls for identifying and assessing existing and potential transactions with related parties.
Remediation Efforts to Address Identified Material Weaknesses
We are actively working to evaluate the material weaknesses, develop our full remediation plan and establish a robust internal control environment that is appropriate for a public company. While we are committed to completing these remediation efforts as quickly as reasonably possible and investing in the personnel, processes and systems necessary to maintain an effective internal control over financial reporting, until the remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. We cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
We may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with the other information contained in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and the related notes. These material risks and uncertainties could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Quarterly Report on Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are immaterial, also may impair our business, results of operations, prospects and financial condition. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
Summary of Risk Factors
There are a number of risks relating to our business and our common stock, including those described more fully below. If any of these risks actually occur, our business, results of operations, prospects and financial condition may be materially adversely affected. In such case, the trading price of our common stock may decline. Some of the principal risks we face include:
•our business and growth are concentrated across customers in the defense and U.S. national security sectors;
•our reliance on government spending priorities subjects us to appropriations and budgetary and U.S. national security policy decisions that are largely outside of our control;
•we depend on U.S. government contracts, which are generally not fully funded at inception, may be undefinitized at the start of performance and are subject to competitive bidding, cancellation or delay without penalty;
•our customers may early terminate, pause or stop work orders, whether or not as a result of a breach by us or our failure to perform in accordance with the contractual requirements;
•the failure of our subcontractors or suppliers to perform or the scarcity, unavailability or increased cost of critical components or raw materials;
•the challenges of operating in highly competitive markets, including the risk that we may not be able to expand our customer base, achieve broad market acceptance or compete effectively against larger or better-resourced competitors;
•our limited operating history as a combined company, history of net losses and ability to achieve or maintain profitability;
•our ability to realize the full amounts estimated under the contracts in our backlog as revenue;
•our ability to consummate acquisitions on satisfactory terms or effectively integrate acquired operations;
•we depend on our executive officers, senior management team and highly trained employees, and may experience work stoppages, difficulty hiring similar employees or ineffective succession planning;
•shortfalls in available external R&D funding;
•we have classified contracts with the U.S. government, which may limit investor insight into portions of our business, constrain our operational flexibility or limit our responsiveness to commercial opportunities;

•the ongoing impact of geopolitical conflicts, including the Russia-Ukraine conflict and conflicts in the Middle East;
•we may experience technology failures, cybersecurity incidents, data breaches or other unauthorized access to or use of our information technology systems and the data stored thereon, including sensitive, confidential or proprietary information;
•the failure to adequately establish, maintain, protect or enforce our intellectual property and proprietary rights, as well as allegations by third parties that we are infringing, misappropriating or otherwise violating their intellectual property rights;
•our failure to comply with applicable economic and trade sanctions or anti-corruption laws, including the FCPA;
•our business and operations expose us to numerous legal and regulatory requirements, including environmental laws, the NISPOM and export control laws, including the ITAR;
•changes in trade policies, tariffs, inflation, recession and other macroeconomic or market conditions;
•we may need to raise additional capital, and we cannot be sure that additional financing will be available;
•if we are unable to remediate the material weaknesses we have identified in our internal control over financial reporting or to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected;
•we have substantial indebtedness, and we may not be able to generate sufficient cash to service all of such indebtedness;
•as an emerging growth company, we are able to avail ourselves of reduced disclosure requirements;
•we will incur significant increased costs and devote substantial management time to new compliance matters as a result of becoming a public company; and
•anti-takeover provisions in our organizational documents and under Delaware law could delay or prevent a change of control.
Risks Related to Our Strategy, Business and Operations
Our business and growth are concentrated across customers in the defense and U.S. national security sectors. Government decisions or delays may impact contract awards or result in program delays, cancellations, or scope reductions that are largely outside of our control. Changes, delays or reductions in U.S. or allied nations’ government spending priorities, programs or U.S. national security policy could adversely affect our revenue and growth targets.
We provide sense-to-act connectivity solutions—spanning our Sensor Architecture, Sensor Hardware, and Data & Software capability sets—for the modern, connected battlespace across three high-growth core missions: Maritime Domain Awareness; Air & Missile Defense; and Space ISR & Resilient Communications. As of September 30, 2026, we support more than 200 defense programs with approximately 150 customers across the DoW, intelligence community, prime contractors and allied nation defense organizations. Our revenue is mostly derived from sole- or single-source positions and our business is substantially dependent on long-term government and prime contractor programs, which in turn rely on appropriations and funding from the U.S. government and allied nations. For the nine months ended September 30, 2026 and 2025, approximately 89% and 97%, respectively, of our total revenue was derived from U.S. contracts, substantially all of which was directly or indirectly with the U.S. government. We expect to continue to derive a significant portion of future revenue from work performed under U.S. government contracts and programs. As such, changes in spending priorities and levels by these governments have a significant impact on our revenue, business, results of operations and growth strategy. These decisions are often driven by shifting budget priorities, geopolitical developments, changes in administration policy, or appropriations actions that we cannot predict or influence. Any reduction, delay, or reprioritization in these spending levels could materially and adversely affect our revenue, backlog and results of operations.
U.S. government contracts are generally not fully funded at inception and may be undefinitized at the time of the start of performance. Significant delays or reductions in U.S. government appropriations for our programs and funding more broadly may negatively impact our business and programs and could have a material adverse effect on our results of operations, financial condition and/or cash flows.
U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program. The actual receipt of revenue on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early. In addition, if we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable.
Furthermore, we may operate from time to time under undefinitized contract actions (“UCAs”), under which we may begin performance at the direction of the U.S. government prior to completing contract negotiations regarding pricing, specifications and other terms. Under a UCA, the U.S. government has the ability to unilaterally definitize contracts and, absent a successful appeal of such action, the unilateral definitization of the contract would obligate us to perform under terms and conditions imposed by the U.S. government. Such unilaterally imposed contract terms could include less favorable pricing and/or terms and conditions more burdensome than those negotiated in other circumstances, which could negatively affect our expected profitability under such contract and could materially adversely affect our business, results of operations, prospects and financial condition.
Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding, the federal budget, potential changes in priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers as well as our ability to timely obtain export licenses to fulfill contracts with our international customers. In the event U.S. government funding for our significant programs becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor.
If annual appropriations bills are not enacted in a timely manner, the U.S. government may operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face additional government shutdowns of unknown duration. If a prolonged government shutdown of the DoW were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. government contracts and successfully compete for new work. We believe continued budget pressures would have serious negative consequences for the security of our country, the defense industrial base, including our Company, and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. It is likely budget and program decisions made in this environment will have long-term implications for us and the entire defense industry.
Additionally, funding for certain programs in which we participate may be reduced, delayed or canceled, and budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in connected battlespace capabilities and high consequence defense priorities that the DoW and other customers have indicated are areas of focus for future defense spending—organized across our three core missions: Maritime Domain Awareness (including coastal surveillance and autonomous maritime defense); Air & Missile Defense (including next-generation radar architectures); and Space ISR & Resilient Communications (including proliferated space ISR and resilient SATCOM)—the long-term impact of defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain. Significant delays or reductions in appropriations, long-term funding under a continuing resolution, an extended debt ceiling breach or government shutdown and/or future unfavorable budget and program decisions, among other items, may negatively impact our business and programs and could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Government contracts differ materially from standard commercial contracts, including being subject to the process of competitive bidding. The competitive bidding process may be subject to contract cancellation or delay without penalty and can consume significant resources without generating any revenue.
Government contracts frequently include provisions that are not standard in private commercial transactions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. government to:
•terminate our existing contracts for convenience or for contractor default;
•issue stop-work orders and suspend or pause our work which can impact our workforce and costs;
•reduce potential future income from our existing contracts;
•modify some of the terms and conditions in our existing contracts;
•suspend or permanently prohibit us from doing business with the U.S. government or with any specific government agency, including based on conduct of our affiliates and agents;
•impose fines and penalties;
•subject us to criminal prosecution;
•suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
•decline to exercise an option to extend an existing multiple year contract; and
•claim rights in technologies, technical data, computer software and systems invented, developed or produced by us.
Moreover, several of our contracts do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our solutions may be put.
Additionally, we derive significant revenue from U.S. government contracts that were awarded through a competitive bidding process, and much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the following:
•the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•the substantial cost and managerial time and effort that must be spent to prepare bids and proposals for contracts that may not be awarded to us;
•the need to estimate accurately the resources and cost structure that will be required to provide solutions under any contract we are awarded; and
•the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the delay of our contract performance, the distraction of management, the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.
The laws and regulations governing U.S. government procurements provide procedures by which other bidders and interested parties may challenge the award of a government contract at the U.S. Government Accountability Office (“GAO”) or in federal court. Such challenges or protests could be filed even if there are not any valid legal grounds on which to base the challenge or protest. If any such challenges or protests are filed, the government agency may decide or be ordered to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend significant funds to support the government’s defense of any potential award. If a challenge or protest is successful, the government agency may be ordered to terminate any one or more of our contracts and reselect bids, or may be ordered to or elect to take corrective action that could result in reevaluation or re-competition. We have experienced an increase in competitor bid protests due to the competitive environment resulting from decreased government spending in certain areas, and we believe such environment of protracted competitive bidding processes and competitor bid protests will continue.
Additionally, we may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract or procures subsequent contracts on a sole-source basis. If we are unable to win particular contracts that are awarded through a competitive bidding process, then we may not be able to support certain customers for a number of years for solutions that are provided under those contracts. If we are unable to win new contract awards over any extended period consistently, then our business, results of operations, prospects and financial condition will be materially adversely affected.
Certain of our government contracts also contain “organizational conflict of interest” clauses that could limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular solution, we may be precluded from competing for the contract to provide that solution. Organizational conflicts of interest may arise from circumstances in which a contractor can be considered to have an unfair competitive advantage, such as unfair access to nonpublic information or the ability to set the “ground rules” for another procurement. A December 2022 federal law requires the Federal Acquisition Regulatory Council (FAR Council) to provide and update definitions of each type of conflict of interest and provide illustrative examples of various relationships that could give rise to potential conflicts. Organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. While we actively monitor our contracts to avoid these conflicts, to the extent that current or future organizational conflicts of interest laws, regulations and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders, our business, results of operations, prospects and financial condition could be materially adversely affected.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts, pauses or stop work orders by our customers, or contract penalties could adversely affect our results of operations.
We design, develop and manufacture technologically advanced and innovative solutions, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. If we breach a contract or fail to perform in accordance with required contractual levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract, or a pause or stop work order. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract and impacts to our profitability. Other factors that may affect revenue and profitability include inaccurate or inadequate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems and loss of follow-on work. Further, as projects grow in size and complexity, multiple factors may contribute to reduced profit or possible losses. Depending on the size of the particular project, negative variations from the estimated contract costs, broad indemnification obligations and no or very high limitations of liability for losses or damages that can be indirectly tied to our solutions could make those contracts unprofitable and have a material adverse effect on our results of operations, financial condition and/or cash flows.
A significant portion of our revenue is derived from programs with long development, qualification and production cycles, which may result in revenue variability, delayed cash flows, or the deferral of anticipated growth. Our contracts typically include terms and milestones over multiple years. Changes or reductions in the terms and milestones may impact or delay our revenue and cash flow.
Our revenue, profitability and cash flows depend on our ability to perform on long-cycle defense programs that span development, qualification, production and sustainment phases. While our embedded proprietary intellectual property, early program engagement, and high percentage of sole- or single-source positions provide visibility into future revenue streams over long program lifecycles, these programs may nonetheless result in revenue variability, delayed cash flows or the deferral of anticipated growth. In addition, as programs mature and transition from active production to sustainment phases, we may enter into renegotiated pricing arrangements with customers that result in reduced revenue and/or margins on those programs relative to earlier lifecycle phases, which could adversely impact our overall profitability. Our contracts typically include terms and milestones over multiple years. Changes or reductions in the terms and milestones may impact or delay our revenue and cash flow. Achievement of our targeted growth will depend on our ability to expand existing programs or enter into new programs. When agreeing to contractual terms, our management team makes assumptions and projections about various conditions and events that may impact the amount of revenue and margin of profitability with respect to that contract. These projections and estimates assess the productivity and availability of labor, the allocation of indirect costs to labor and material costs incurred, the complexity of the work to be performed, the cost and availability of materials and components, and schedule requirements. Significant changes in one or more of these circumstances, estimates or assumptions could prevent us from performing under our contracts in accordance with their terms and timing, which could materially and adversely impact our profitability, business, financial condition and results of operations.
Our budgeted capital expenditures for backlog, targeted growth and strategic plans are based on revenue expected to be generated pursuant to existing contracts. If a customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, we would be required to adjust our budget, forecasts and strategic plans, which may negatively affect our business, financial condition, cash flows and/or liquidity.
Additionally, our business and revenue frequently rely on projects with extended and estimated timelines, subjecting us to significant uncertainty about current and future global economic conditions which may cause governments, including the U.S. government, consumers and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our solutions could differ materially from our current expectations. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which may adversely affect our earnings and cash flow. The impact of any such default, failure to perform or delay may have a material adverse impact on our business, results of operations, prospects and financial condition.
Our contracts also include a mix of fixed price, cost reimbursable and time and materials arrangements. Fixed price contracts, particularly those associated with development efforts or highly engineered solutions, involve risk as we bear the impact of cost overruns or delays. Cost reimbursable and time and materials contracts generally provide for reimbursement of allowable costs, but may be subject to funding limitations and regulatory oversight. To varying degrees, there is financial risk with each of these contract types if we underestimate the costs of performance or fail to manage the program efficiently and cost-effectively. Unexpected expenses or unanticipated delays (including those caused by contract disputes or other factors outside our control, such as poor performance by our subcontractors, rising inflation, natural disasters, or other events) could result in reduced profits or losses.
Many of our contracts also include contract milestones, program phases and customer acceptance. As many of our programs progress through development, qualification, production and sustainment phases, delays in achieving key milestones or changes in program schedules may affect the timing of revenue and cash receipts. As a result, our quarterly and annual results may fluctuate based on the timing of contract performance, milestone achievement and customer funding.
We are dependent on our existing suppliers and our ability to source new suppliers for critical components of our solutions.
Our success depends on our ability to enter into and maintain supplier arrangements with parties critical to the output and production of our solutions. We do not have material long-term agreements with our suppliers, instead we work with our suppliers on a purchase-order basis. In the ordinary course of business, we may in the future have legal disputes with our suppliers, including litigation to enforce the terms of individual purchase orders. If our suppliers become unable or unwilling to provide, or experience delays in providing, components, or if our ongoing relationship with any of our suppliers is terminated or litigation is not resolved in our favor, it may be difficult to find replacement components. Due to scarce natural resources or other component availability constraints, we may not receive the full allocation of parts requested from a particular supplier due to allocation decisions outside of our control. While we believe we could establish alternate supply relationships and obtain or engineer replacement components for our single-source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. Alternative suppliers may also be located far from our manufacturing facilities, leading to increased costs or delays. In addition, as we evaluate opportunities to insource certain components, supply arrangements with current or future suppliers may be available on less favorable terms or not at all. Changes in business or macroeconomic conditions, governmental regulations and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, solution design changes and loss of access to important technology and tools for producing and supporting our solutions.
In addition, if our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we would be required to take measures to ensure components and materials remain available. Any disruption could affect our ability to deliver solutions and could increase our costs and negatively affect our liquidity and financial performance.
If a supplied component of our solutions becomes the subject of a field action, including a recall, we would be required to find an alternative component, which could increase our costs and cause production delays. Additionally, we may become subject to costly litigation surrounding the component.
If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, or if those long-term supply agreements are not honored by our suppliers, we may be exposed to fluctuations in prices of components, materials and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials, and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Increasing the announced or expected prices of our solutions in response to increased costs has previously been viewed negatively by our potential customers, and any future attempts to increase prices could have similar results, which could adversely affect our business, prospects, financial condition, results of operations and cash flow.
If our subcontractors or suppliers fail to perform their contractual obligations, or if critical components or raw materials used to manufacture our solutions or used in our development programs become scarce or unavailable, our performance, reputation, earnings and profitability and our ability to obtain future business could suffer, and we may incur delays in manufacturing and delivery of our solutions and in completing our development programs, which could damage our business.
We often rely upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary solutions to our offerings. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon solutions on a timely basis or violates U.S. government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts. The inability of a supplier to meet our requirements or the requirements of our customers could have a material adverse effect on our results of operations, financial condition or cash flows.
Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We obtain certain of our hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. Although we hold long-term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components or products required to build our solutions to us. Our reliance on suppliers without long-term non-binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis. In addition, due to the shortage of qualified subcontractors and suppliers, increases in the cost of certain materials could impact our profitability under firm fixed priced contracts that we have with our customers.
Furthermore, changes in economic conditions, including changes in defense budgets or credit availability, or other changes impacting a subcontractor or supplier (including changes in ownership or operations) could adversely affect the financial stability of our subcontractors and suppliers and/or their ability to perform. The inability of our subcontractors or suppliers to perform, or their inability to perform adequately, could also result in the need for us to transition to alternate providers, which could result in significant incremental cost and delay or the need for us to provide other resources to support our existing suppliers.
In connection with our U.S. government contracts, we are required to procure certain materials, components and parts from supply sources approved by the customer. We are also facing increased and changing regulatory requirements—including under the FAR, DFARS and other agency procurement supplements—that in many cases must be flowed down to, and satisfied by, our subcontractors and suppliers. In some cases, there may be only one supplier for certain components. Our business, results of operations and financial condition may be adversely affected if these vendors are unable to meet our needs because they fail to perform adequately, are unable to satisfy new technological requirements, or are unable to dedicate engineering and other resources necessary to provide the contracted products, services or technologies. While alternative sources for these products, services and technologies may exist, we may not be able to develop these alternative sources quickly and cost effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments. Similar requirements may apply to our contracts with non-U.S. governments as well.
Our procurement practices are intended to reduce the likelihood of our procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials. We rely on our subcontractors and suppliers to comply with applicable laws and regulations, including regarding the parts or materials we procure from them; in some circumstances, we rely on certifications provided by our subcontractors and suppliers regarding their compliance. We also rely on our subcontractors and suppliers to effectively mitigate the risk of cyber and security threats or other disruptions with respect to the products and components they deliver to us and the information entrusted to them by us or our customers. In addition, certain supply chain, sourcing, cybersecurity and information-handling requirements applicable to our U.S. government work (including FAR/DFARS flowdown requirements) may apply to our subcontractors and suppliers, and failures by them to comply, or inaccurate certifications, could expose us to contractual remedies, bid protests, investigations or False Claims Act allegations.
In addition, certain raw materials and components used in the manufacture of our solutions and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our solutions, and a shortage in the supply for certain raw materials, such as copper or aluminum, may impact our business. If we are unable to procure, or experience significant delays in subcontractor or supplier deliveries of, needed materials, components, intellectual property or parts; if our subcontractors or suppliers do not comply with all applicable laws and regulations; if the certifications we receive from them are inaccurate; or if what we receive is counterfeit or otherwise improper, it could have a material adverse effect on our business, results of operations, prospects and financial condition.
If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business could be materially adversely affected.
Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoW and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, cybersecurity incidents or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could materially adversely affect our ability to maintain our existing business and compete successfully for new business. Similar requirements may apply to our contracts with non-U.S. governments as well.
We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.
We operate in highly competitive markets characterized by a fragmented supplier base and generally encounter intense competition to win contracts from many other firms, including component-level and subsystem providers, large defense contractors, and systems integrators. While we compete primarily on the basis of technical differentiation, system-level engineering expertise, and our ability to deliver integrated solutions across our Sensor Architecture, Sensor Hardware, and Data & Software capability sets, some competitors may have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand name or name recognition than we do. Competition in our markets may increase as a result of a number of factors, such as the entry of new or larger competitors, including those formed through alliances or consolidation, or the reduction in the overall number of government contracts. We may also face competition from prime contractors for whom we currently serve as subcontractors if those prime contractors choose to offer solutions of the type that we are currently providing. In addition, we may face competition from our subcontractors who, from time-to-time, may seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us.
Such competitors may be able to utilize their substantially greater resources and economies of scale to, among other things, divert sales from us by winning very large-scale government contracts (a risk enhanced by the recent trend in government procurement practices of bundling solutions into larger contracts), bid at substantially lower prices, forcing us to charge lower prices or adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements in which we are the incumbent.
In the event that the market for our solutions in the United States expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their offerings. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying solutions from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. If we lose business to our competitors or are forced to lower our prices, our revenue and operating profits could decline.
Further consolidation in the defense industry could adversely affect our business and financial results.
The defense industry has experienced, and continues to experience, significant consolidation, including among our customers, competitors and suppliers. Consolidation among our customers, including prime defense contractors, may result in delays in the awarding of new contracts and the potential loss of existing business as combined entities reassess supply chain relationships and procurement strategies. Consolidation among our competitors may result in larger competitors with greater financial, technical and manufacturing resources and broader market share, which could adversely affect our ability to compete successfully for new program awards and maintain our positions on existing programs. Consolidation among our suppliers may result in fewer sources of supply for critical components and increased costs, which is particularly significant given our reliance on sole- or single-source suppliers for certain hardware components and subsystems. Any of the foregoing could have a material adverse effect on our business, results of operations, prospects and financial condition.
Our business is dependent upon our ability to keep pace with the latest technological changes.
The market for our solutions is characterized by rapid change and technological improvements, and our customers’ requirements evolve regularly. Failure to respond in a timely and cost-effective way to technological developments would result in serious harm to our business and results of operations. Our competitive advantage depends in part on our AI-enabled design ecosystem continuing to increase development velocity and accelerate next-generation solution development. If this ecosystem fails to perform as expected, becomes subject to regulatory restrictions, or if competitors develop superior AI-driven design tools, our engineering advantage could be impaired and our ability to innovate at the pace required by our customers could be adversely affected. We have derived, and expect to continue to derive, a substantial portion of our revenue from providing innovative solutions based upon today’s leading technologies. As a result, our success depends on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, and efficiently develop, manufacture and market solutions that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing customer preferences.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new solutions and technologies or to adapt or modify our existing solutions and technologies, including through innovation, research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the successful or timely development of new solutions and technologies or identification of and expansion into new markets. Due to the design complexity of our solutions, we may, in the future, experience delays in completing the development and introduction of new solutions. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our solutions will develop or continue to expand or that we will be as successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business.
Additionally, the defense technology sector is subject to rapid obsolescence, and any failure by us to continue innovating or to establish or maintain technological superiority could materially and adversely impact our business, financial condition and results of operations. Our competitors might develop new technology or solutions that are more capable than ours, become available on a more timely basis, or cause our existing technology to become obsolete. If we fail in our new solution development efforts or if our solutions fail to achieve market acceptance as rapidly as our competitors, or if stakeholders perceive our company as being slow to adapt, lacking in innovation or inconsistent in delivering results, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.
Likewise, the growth and availability of AI technologies, including generative AI technologies, present significant opportunities but also complex challenges to our business. These include balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies, protection of our intellectual property and sensitive, confidential and proprietary information as well as implementing and maintaining controls reasonably designed to ensure compliance with a complex and dynamic regulatory landscape. To the extent our competitors successfully implement AI technologies in their operations, or integrate AI technologies into their solutions more effectively or efficiently than we do, or if we fail to anticipate and respond to changing industry standards or consumer demand, or experience delays doing so, we may face significant risks to our competitive position, financial performance and long-term growth prospects.
We have a history of net losses and may not be able to achieve or maintain profitability.
For the nine months ended September 30, 2026 and 2025, we reported net losses of approximately $18.0 million and $13.2 million, respectively. For the years ended December 31, 2025 and 2024, we reported net losses of approximately $8.5 million and $31.0 million, respectively. We expect to continue to incur significant operating expenses as we invest in expanding our integrated platform across Sensor Architecture, Sensor Hardware, and Data & Software, integrating acquisitions, enhancing our technology capabilities, hiring additional personnel and managing the increased costs associated with being a public company. These efforts may be more costly than we expect and may not result in corresponding revenue growth or improved operating efficiency. In addition, as a newly public company, we will incur additional significant legal, accounting, compliance and other expenses that we did not incur as a private company. If our revenue does not increase sufficiently to offset these expected increases in our operating expenses, we will not be profitable in future periods. Because the defense technology markets in which we operate are evolving and our operating history as a combined company is limited, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve or sustain profitability, and we may continue to incur significant losses going forward, which could cause the value of our common stock to decline.
We may not realize the full amounts estimated under the contracts in our backlog as revenue, which could reduce our revenue in future periods below the levels anticipated and materially adversely affect our growth prospects. This makes backlog an uncertain indicator of future results of operations.
Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us, net of any revenue previously recognized as of the date of measurement. We include in our backlog the aggregate expected revenue from awarded contracts, either executed or awaiting execution (e.g., a written contract, purchase order, long-term agreement, contractual authorization to proceed or written notification or other evidence regarding an expectation of an execution) even though our contracts include certain termination rights exercisable by our customers with advance notice. Deferred revenue recognized on our consolidated balance sheets, consisting of payments and billings received in excess of revenue recognized, is included in our backlog calculation. Backlog includes both single-year and multi-year awards and can include variable consideration such as award fees and incentive fees. Because our solutions typically span multi-year development, production, and sustainment cycles, the timing of revenue recognition within any given period may vary based on contract milestones, program phases, customer acceptance and the exercise of options, and a decline in backlog within any single mission area could disproportionately affect our near-term revenue and growth prospects.
Our backlog increased to $1,013.2 million as of September 30, 2026 from $427.2 million as of September 30, 2025 and from $475.8 million as of December 31, 2025. While our backlog includes positions across programs where we benefit from sole- or single-source positions, follow-on awards, high switching costs and limited competitive displacement, backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. In particular, U.S. government contracts included in our backlog may be terminated at the convenience of the U.S. government. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur. Additionally, all U.S. government contracts included in backlog may be terminated, contract options may remain unexercised at the convenience of the U.S. government or work can be suspended or paused by our customers. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins as well as our growth prospects. As a result, our backlog as of any particular date may not be an accurate indicator of our future earnings. For further discussion of backlog and the other non-

GAAP financial measures described in this Quarterly Report on Form 10-Q, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operational and Non-GAAP Financial Measures.”
We may not be able to generate, sustain and manage our growth due to a variety of external factors. We have a limited operating history as a combined company in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
Our ability to generate, sustain and manage revenue growth may be impacted by a variety of external factors. During the nine months ended September 30, 2026 and 2025, our revenue was $435.4 million and $281.2 million. During the years ended December 31, 2025 and 2024, our revenue was $388.9 million and $334.0 million, respectively. We have a limited operating history as a combined company in a rapidly evolving industry, and much of our growth has occurred in recent periods through acquisitions. The historical consolidated financial results may not be indicative of the results that would have been achieved had the businesses actually operated as a single entity during those periods, or of our future results. Additionally, the defense industry may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result, our ability to forecast our future results of operations and future growth is limited and subject to a number of uncertainties.
If our operations continue to grow as planned, we will need to expand our sales and marketing, research and development, customer and commercial strategy, solutions, supply and manufacturing and distribution functions. We will also need to continue to leverage our operational systems and processes, and there is no guarantee that we will be able to continue to grow as planned or scale the business and the manufacture of our solutions as currently planned or within the planned time frame. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our solutions.
Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, finding manufacturing capacity to produce our equipment and delays in production. These difficulties may result in erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. Our growth strategy is centered on expanding our role as a merchant supplier of critical subsystems and a provider of integrated solutions across the sense-to-act value chain. We believe our three pillars of growth position us to deliver sustained growth over long program lifecycles, supported by customer demand for resilient sensing, data fusion, C2 and next-generation mission software. Our three pillars of growth include: (i) capitalizing on embedded growth from long-cycle programs in priority mission areas; (ii) increasing program scope and content; and (iii) extending existing capabilities into adjacent missions and customer sets. Our growth strategy also includes a disciplined buy-and-build strategy focused on acquiring companies with core intellectual property and complementary capabilities across the sense-to-act value chain, targeting mergers, acquisitions and expansion opportunities to deepen our technical expertise and expand into adjacent programs and domains. In order to continue to expand our operations through these growth vectors, we expect to incur substantial expenses as we continue to invest in our integrated platform across Sensor Architecture, Sensor Hardware, and Data & Software, hire more employees and continue research and development efforts relating to new solutions and technologies and expand internationally. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on us.
We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. Accordingly, we may be unable to prepare accurate internal financial forecasts or correctly anticipate revenue, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.
Our work for the U.S. government and international governments may expose us to increased security risks.
As a government contractor, given the enhanced sensitivity of the information to which we have access and the nature of our solutions, we are at increased risk of being targeted for cyber- and other security attacks, including potentially threats to the physical security of our facilities and employees. In addition, we work in international locations where there are higher security risks, which could result in harm to our employees, contractors and remote assets, including potentially substantial protection or recovery costs. Some of our solutions are delivered in or adjacent to high-risk locations where the country or location is experiencing political, social or economic issues, such as war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, remote assets and information. As such international locations and the risks associated with them change rapidly, such precautions may be insufficient to avoid such risks, including possible possession of our remote assets, related access to our intellectual property by unintended third parties and the possible loss of our personnel in these locations, which could harm our business and results of operations.
We have in the past consummated acquisitions and intend to continue to pursue acquisitions as a part of our growth plan. Our business may be materially adversely affected if we cannot consummate acquisitions on satisfactory terms or if we cannot effectively integrate acquired operations.
A significant portion of our growth has occurred through our thesis-driven acquisition strategy, through which we have completed 12 complementary acquisitions since 2018, each targeting differentiated, mutually enabling technologies across the sense-to-act value chain. We seek targeted acquisitions that deepen technical expertise, broaden our capability set, and enhance our ability to deliver increasingly integrated solutions to customers, prioritizing capabilities that are mutually enabling with our existing platform and aligned with customer demand, rather than scale for its own sake. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates with intellectual property and capabilities that are complementary to our existing capabilities, at favorable prices and upon advantageous terms and conditions. However, we may not be able to find suitable acquisition candidates or may be unable to acquire desired businesses or assets on acceptable terms or at all, including due to a failure to receive necessary regulatory approvals. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue multiple opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.
We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and likely result in the incurrence of additional debt and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.
The businesses that we acquire may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect due to a number of factors, including, without limitation:
•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business, including due to loss of small business status or other socioeconomic preference following an acquisition;
•challenges with incorporating acquired technology and intellectual property or other proprietary rights into our platform and maintaining quality and security standards consistent with our brand;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•delays in customer purchases due to uncertainty related to any acquisition;
•the need to integrate or implement additional controls, procedures and policies;
•challenges caused by distance, language and cultural differences;
•harm to our existing business relationships with business partners and customers as a result of the acquisition;
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
In addition, we may not be able to successfully integrate any business that we acquire into our existing business. For example, prior to our initial public offering, we went through the Combination. The successful integration of our legacy

Accelint and Vitesse businesses depends on our ability to manage the increased complexity of our resulting business and assimilate our operations and solutions, which may be unexpectedly difficult. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to serve and attract customers, develop new solutions or attend to other acquisition opportunities. Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could have a material adverse effect on us.
We depend on our executive officers, senior management team and highly trained employees, and the loss of any member of our senior management team, any work stoppage, difficulty hiring similar employees, or ineffective succession planning could impair our relationships with U.S. government customers, disrupt the management of our business and materially adversely affect our results of operations and financial condition.
The success of our business and our ability to operate profitably depends on the continued contributions of, and our ability to attract and motivate, the members of our senior management and our executive officers. We rely on our senior management and executive officers to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team and executive officers have established and maintain with U.S. government and allied government personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. Competition for qualified personnel can be intense, and our ability to attract and motivate senior management and executive officers may be hindered due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices and the effectiveness of our compensation programs. The loss of any member of our senior management or any executive officer could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business. If we are unable to effectively provide for the succession of senior management and our executive officers, our business, results of operations, prospects and financial condition could be materially adversely affected.
We also depend on our ability to recruit and retain employees who have advanced engineering and technical skills and who work well with our customers. Substantial competition for skilled personnel in our industry has historically existed, and these employees are likely to remain a limited resource. The current tight labor market and increased restrictions on the import of foreign labor have adversely impacted our ability to recruit qualified personnel, including engineers. We may not be able to fill new positions or vacancies created by expansion or turnover, or continue to attract, hire, train and retain qualified employees at current wage rates given significant inflationary and other pressures on wages. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain our competitiveness and grow our business could be negatively affected. The loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and results of operations.
In addition, certain U.S. government contracts require us, and some of our employees, to maintain U.S. national security clearances. Obtaining and maintaining U.S. national security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold U.S. national security clearances. Further, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract. As a result, if we are unable to recruit and retain a sufficient number of qualified employees, we may lose revenue, and our ability to maintain and grow our business could be limited.
Shortfalls in available external research and development funding could adversely affect us.
We depend on our research and development activities to develop the core technologies used in our solutions and for the development of our future solutions. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and results of operations.

We generally do not have guaranteed future sales of our solutions. Furthermore, when we enter into fixed-price contracts with some of our customers, we take the risk of cost overruns.
As is customary in our business, we do not generally have guaranteed long-term contracts with most of our customers and, therefore, do not have guaranteed future sales. Although we have long-term contracts with certain U.S. government agencies and prime contractors, many of those customers may terminate the contracts on short notice or at the government’s convenience, and, in most cases, our customers have not committed to buy any minimum quantity of our solutions. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements, and this anticipated future volume of orders may not materialize, which could result in excess inventory, inventory write-downs, or lower margins. Similar risks may apply to our non-U.S. government contracts as well.
We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of these solutions. This risk is greater in a high inflationary environment. Sometimes we accept a fixed-price contract for a solution that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the solution. Some of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs. In addition, we may from time to time strategically enter into contracts with low or negative margins to position ourselves for future contract awards or to enhance our solutions. While we believe such strategic investments can benefit our long-term competitive position, they may adversely affect our profitability and margins in the periods in which they are executed. If such loss contracts become more frequent or significant than anticipated, or if expected follow-on benefits do not materialize, our results of operations and financial condition could be materially adversely affected.
If our technologies fail to operate as intended, it could have a material adverse effect on us.
The manufacturing, testing and operation of our solutions involves complex processes and technology. The sophisticated and rigorous design, manufacturing and testing processes and practices that we employ do not entirely prevent the risk that we may not be able to successfully manufacture our solutions on schedule or that our solutions may not perform as intended. Technical deficiencies or anomalies could significantly hinder performance, even if such technology is operated properly. We may experience other problems with our technology that may reduce its performance. If any one of our technologies is not fully operational at any time, we may lose most or all of the revenue that otherwise would have been derived during such period. When our solutions fail to perform adequately, some of our contracts may require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement solution, or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries. Our inability to repair or replace a defective technology, or correct any other technical problem, in a timely manner could result in a significant loss of revenue or expose us to products liability. If any technology becomes impaired or is no longer functional, it would significantly impact our business, prospects, reputation and profitability.
Our leases may be terminated or we may be unable to renew our leases on acceptable terms, and, if we wish to relocate, we may incur additional costs if we terminate a lease.
We have made significant capital expenditures to improve several of our leased facilities to make them suitable for our purposes and to meet requirements as a U.S. government contractor, including obtaining facility security clearances. However, at the end of any lease term, we may be unable to renew without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks that could have a material adverse effect on our business, results of operations, prospects and financial condition. Additionally, we may need to seek qualification of new facilities and obtain facility security clearances in order to continue performing on classified contracts. Obtaining and maintaining facility security clearances can be time-consuming and subject to government discretion, and any delay, denial, suspension or revocation could prevent us from performing classified work or bidding on new classified programs. Furthermore, we may not be able to secure a replacement facility that is as commercially viable. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would contribute to our revenue. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility that it was established to replace. Many of our facilities are located on leased premises subject to noncancelable leases. Typically, our leases have initial terms ranging from one to eighteen years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and noncancelable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility could materially adversely impact our business, results of operations, prospects and financial condition.
Our quarterly results of operations may vary widely.
Our quarterly revenue, cash flow and results of operations have and may continue to fluctuate significantly in the future due to a number of factors, including the following:
•fluctuations in revenue derived from customer contracts, including cost-plus-fee contracts and contracts with a performance-based fee structure;
•the size and timing of orders, including increased purchase requests from government customers for equipment and materials, which may affect our quarterly results of operations;
•the mix of solutions that we sell in the period;
•fluctuations in customer demand for some of our solutions;
•unanticipated costs incurred in the introduction of new solutions;
•fluctuations in the adoption of our solutions in new markets;
•hiring and retaining talented employees at all levels of our business;
•our ability to win additional contracts from existing customers or other contracts from new customers;
•cancellations, delays or contract amendments by our customers;
•changes in policy or budgetary measures that adversely affect our U.S. government customers;
•the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for noncompliance;
•avoidance and management of interruptions in our business from information technology and systems downtime, outages, or other interruptions, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•identification and completion of acquisitions and integration of acquired companies;
•our ability to obtain the necessary export licenses for sales of our solutions to international customers;
•variability in revenue mix across our three core missions and across program lifecycle phases (development, qualification, production and sustainment), which variability may occur at levels and frequencies different from variability we have historically experienced;
•strategic decisions, cost overruns, or other circumstances within or outside of our control that may cause variability in revenue and related impacts on margins; and
•the fact that our historical experience with profitability may not be indicative or predictive of future experience, given the evolving mix and timing of programs across different lifecycle stages.
It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions leading up to the end of its fiscal year on September 30 in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. Conversely, revenue may be unfavorably impacted during our fourth fiscal quarter due to a greater number of holidays and higher utilization of vacation time.
Changes in the volume of solutions provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain congressional and presidential approval in a timely manner.
Furthermore, we recognize revenue on a majority of our contracts over time using a cost-to-cost input method, under which the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. While we plan program execution and estimate costs in advance, the timing of cost incurrence, milestone achievement and customer acceptance may vary and can be delayed or otherwise affected by a number of factors outside of our control, including customer-directed schedule changes, delays in government funding or contract modifications, supply chain disruptions affecting material deliveries, and testing or qualification events that must occur before costs can be recognized. As a result, the timing of revenue recognition may shift between reporting periods. For example, if a significant milestone or acceptance event was expected to occur near the end of a reporting period but instead occurs shortly thereafter, the associated revenue would be recognized in the subsequent quarter. In addition, because certain of our programs involve large, concentrated cost events, the timing of these events within or across reporting periods may result in greater variability in the amount of revenue recognized in any given quarter. These factors may cause our quarterly or annual results of operations to fluctuate and may make our results difficult to predict.
Our business may be materially adversely affected if we were to lose our government or industry approvals, if more stringent government regulations were enacted or if industry oversight were to increase.
The industry that we do business in is highly regulated in the United States and in other countries in which we operate. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if any existing material authorizations or approvals were revoked or suspended, our business, results of operations, prospects and financial condition would be materially adversely affected.
We are at times required to obtain approval to export, reexport or transfer (in country) our solutions from U.S. government agencies and similar agencies elsewhere in the world. U.S. laws and regulations applicable to us include the Arms Export Control Act, ITAR, EAR and the sanctions administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). EAR restricts the export of commercial and dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services.
Failure to obtain approval to export, or a determination by the U.S. government or similar agencies elsewhere in the world from which we fail to receive required approvals or licenses, could eliminate or restrict our ability to sell our solutions outside the United States or another country of origin, and the penalties that could be imposed by the U.S. government or other applicable government for failure to comply with these laws could be significant.
We are subject to certain unique business risks as a result of supplying solutions to the U.S. government.
During the years ended December 31, 2025 and 2024, our revenue was predominantly derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government contractors. Companies like us that are engaged in supplying defense-related solutions to U.S. government agencies, whether through direct contracts with the U.S. government or as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. government to unilaterally:
•suspend us from receiving new contracts, based on alleged violations of procurement laws or regulations;
•terminate existing contracts for convenience or default;
•revoke, suspend, or decline to grant required personnel and facility security clearances or restrict our access to classified programs;
•reduce the value of existing contracts; and
•audit our contract-related costs and fees, including allocated indirect costs, and demand repayment, price adjustments, or other remedies.
U.S. government contracts can be terminated by the U.S. government at its convenience without notice. Termination for convenience provisions generally provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination and may not include recovery for anticipated profits on the terminated portion of the contract. Termination for default could expose us to liability, including re-procurement costs, and could harm our ability to obtain future business.
We are subject to government audits, cost adjustments, reviews and investigations that could adversely affect our profitability, cash flows, or growth prospects. The Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”) and others routinely audit a contractor’s performance on government contracts, indirect cost rates and pricing practices and compliance with applicable government contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including its accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems can result in decremented billing rates until the control deficiencies are corrected and DCMA approves their remediation. Government audits and reviews have become more rigorous as the agencies that conduct them have come under increased scrutiny, leading to stricter interpretations of the standards to which government contractors are held and the increased likelihood of adverse outcomes.
Government or customer audits may conclude that our practices are not consistent with applicable laws and regulations, leading to adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively. Adverse audit findings or the failure to obtain an “approved” determination on our systems could adversely affect our business by, among other things, restricting our ability to bid on new contracts and diminishing our competitive position for proposals under evaluation. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny. Increased scrutiny could adversely impact contract performance, impede our invoicing for work performed, delay our receipt of timely payment and weaken our ability to compete for new contracts.
As is typical in our industry, DCAA’s indirect cost audits of our business remain open for certain prior years and the current year. We have recorded contract revenue based on an estimate of costs that we believe will be approved. However, we cannot guarantee the outcome of any ongoing or future audits or that any required adjustments will not exceed our reserves.
We are also subject to government reviews and investigations relating to all aspects of our business, including our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, which could include the termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, imposition of fines and/or suspension or debarment from doing business with the U.S. government. Allegations of impropriety, even if untrue, may cause us reputational harm and impede our ability to win new contract awards or receive contract renewals. Responding to governmental audits or investigations may involve significant expense and divert the attention of management and key employees. Fines, penalties and other sanctions are not uncommon in our industry and could negatively impact our profitability, cash position and future opportunities.
For contracts for which the price is based on cost, the U.S. government may review our costs and performance as well as our accounting and general business practices. Based on the results of such audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs, may withhold funds, require refunds, or pursue other remedies. In addition, under U.S. government procurement regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs and certain marketing expenses may not be subject to reimbursement.
Moreover, U.S. government procurement regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on our business, results of operations, prospects and financial condition. If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment, civil False Claims Act allegations (which can include civil penalties and treble damages) and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our reputation, business, results of operations, prospects and financial condition. We may be subject to similar rules, regulations and risks, with respect to our non-U.S. government contracts as well.

A preference for small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or other preferred socioeconomic designations could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.
As a result of the set-aside program of the U.S. Small Business Administration (“SBA”), the federal government may decide to restrict certain procurements only to bidders that qualify as small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or meeting some other socioeconomic designation. We do not currently qualify as a small, small disadvantaged, service-disabled veteran-owned, woman-owned business or having any other preferred socioeconomic designation, and we are not eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program, or other similar governmental programs, may impact our ability to bid on new procurements as a prime contractor, limit our opportunity to work as a subcontractor or restrict our ability to compete on incumbent work that is placed in the set-aside program.
We have classified contracts with the U.S. government, which may limit investor insight into portions of our business, constrain our operational flexibility or limit our responsiveness to commercial opportunities.
We derive a portion of our revenue from programs with the U.S. government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs) that preclude the dissemination of information and technology that is classified for U.S. national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability and also requires appropriate facility security clearances and other specialized infrastructure and information systems. These requirements may limit our ability to use certain employees, consultants, subcontractors or suppliers (including foreign persons) on particular programs and may increase our costs of recruiting, training and retaining personnel with the required clearances. Security clearances may be delayed, suspended or revoked for reasons that may be outside our control, and the U.S. government may restrict access to certain classified programs based on customer determinations, program needs, security posture or other factors. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm, including loss of access to classified programs, loss or suspension of security clearances, contract remedies and other adverse actions. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors may have less insight into our classified business or our business overall, which may constrain our operational flexibility or limit our responsiveness to commercial opportunities.
Our performance on contracts with the DoW may result in restrictions on our ability to repurchase our common stock or may affect our eligibility for foreign military sales (“FMS”) or government assistance with international direct commercial sales.
On January 7, 2026, the President of the United States signed an Executive Order titled “Prioritizing the Warfighter in Defense Contracting” (the “Executive Order”), which directs the Secretary of War to identify certain defense contractors providing critical weapons, supplies and equipment that have engaged in stock repurchases or dividend distributions and are underperforming on their contracts, not investing capital into necessary production capacity, not prioritizing contract performance or whose production speed is insufficient (collectively, “Underperformance”).
Defense contractors that do not address Underperformance may be subject to enforcement actions under the Defense Production Act or applicable contract law. Future defense contract awards are expected to include provisions prohibiting stock repurchases or dividend distributions and capping executive base salaries during periods of Underperformance, as determined by the Secretary of War. These contracts will also require that executive incentive compensation be linked to on-time delivery of work under defense contracts, increased production and facilitation of investments and operating improvements. The Secretary of War may also deny new advocacy cases for FMS or discontinue ongoing advocacy efforts for international direct commercial sales for contractors determined to be underperforming.
If we do not sufficiently perform and prioritize our defense contracts, invest capital into production capacity or meet required production timelines, we could be subject to restrictions, including our ability to compete for FMS or international direct commercial sales contracts. In addition, the U.S. government could terminate our existing defense contracts or withhold payment for completed work due to Underperformance. The U.S. government could also cap the base salaries of our executives based on a finding of Underperformance by the Secretary of War.
Given the recent issuance of the Executive Order, it is unclear how the U.S. government will implement its enforcement provisions or what specific metrics or conditions the Secretary of War will use to identify underperforming defense contractors. If any of these actions were to occur, it could materially harm our business, result in reduced revenue and profitability, damage our reputation and customer relationships or adversely affect our stock price and increase its volatility.
Our future revenue and results of operations are dependent on our ability to generate a sustainable order rate for our solutions and develop new technologies to meet the needs of our customers or potential new customers.
Our financial performance is dependent on our ability to generate sustainable demand for our solutions. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. For example, under any IDIQ contracts, we are required to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a multi-year contract. Accordingly, we may spend considerable cost and management time and effort to prepare bids and proposals for contracts, delivery orders, or task orders that we may not win. In addition, our customers’ requirements change and evolve rapidly. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations, prospects and financial condition could be further adversely affected.
Our solutions embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on us. For example, AI technologies have rapidly developed, and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and solutions in a timely, cost-effective, compliant and responsible manner. In addition, our competitors may develop technology that better meets the needs of our potential customers. Moreover, if we were to use AI technology and the content, analyses, or recommendations that AI technologies assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, results of operations, prospects and financial condition may be adversely affected. The rapid evolution of AI technology, including potential government regulation of AI technology, will require significant resources to develop, test and maintain our platform, solutions and features to help us implement AI technology ethically to minimize unintended, harmful impacts.
To advance our innovation and position us to meet our customers’ requirements, we invest in emerging technologies that we believe are needed to keep pace with rapid industry innovation, and we collaborate with commercial entities that we believe have complementary technologies to ours. We may not be successful in identifying or developing emerging technologies and may spend significant resources on projects that ultimately are unsuccessful or yield a lower return on the amount invested than anticipated.
Because our operations are conducted through our subsidiaries, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries for cash to fund our operations and expenses and future dividend payments, if any.
Our operations are conducted through our subsidiaries. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not expect to declare or pay dividends on our common stock for the foreseeable future; however, if we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
Our future results of operations will be impacted by changes in global economic and political conditions.
Our future results of operations and liquidity are expected to be impacted by changes in general economic and political conditions that may affect, among other things, the following:
•The availability of credit and our ability to obtain additional or renewed bank financing, the lack of which could have a material adverse impact on our business, results of operations, prospects and financial condition and may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;
•Market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;
•Inflation, which has caused our suppliers to raise prices that we may not be able to pass on to our customers, which could materially adversely impact our business, including competitive position, market share and margins;

•The relationship between the U.S. dollar and other currencies, any adverse changes in which could materially adversely affect our financial results;
•The ability of our customers to pay for solutions on a timely basis, any adverse change in which could materially adversely affect sales and cash flows and require us to increase our bad debt reserves;
•The volume of orders that we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base;
•The ability of our suppliers to meet our demand requirements, maintain the pricing of their products or continue operations, any of which may require us to find and qualify new suppliers;
•The issuance and timely receipt of necessary export approvals, licenses and authorizations from the U.S. government, the lack or untimely receipt of which could have a material adverse effect on our business or results of operations, prospects and financial condition;
•The political stability and leadership of countries where our customers and suppliers reside, including military activity, training and threat levels, any adverse changes in which could negatively impact our financial results, which include adverse impacts on energy availability and prices, natural materials availability and pricing, sanctions, loss of company markets and financial market impacts; and
•The volatility in equity capital markets that may continue to adversely affect the market price of our common shares, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.
While general economic and political conditions have not impaired our ability to access credit markets and finance our operations to date, we may experience future adverse effects that may be material to our business, results of operations, prospects, financial condition, cash flows, competitive position or our ability to access capital.
The ongoing impact of geopolitical conflicts, including the Russia-Ukraine conflict and conflicts in the Middle East, may adversely affect our business, operations and financial condition.
Geopolitical conflicts, including the ongoing military conflict between Russia and Ukraine and the conflicts in the Middle East, including the Israel-Hamas conflict and related regional tensions involving Iran and other parties, may increase the likelihood of global supply chain disruptions, inflationary pressures, higher energy and transportation costs and volatility in financial markets. These developments could adversely affect the availability and cost of manufacturing, components and other solutions that we sell, as well as materials, components and services from third parties required for our manufacturing and development program. In addition, the continuation or escalation of these conflicts could result in additional economic sanctions, export controls, import restrictions, countersanctions, disruptions to global shipping routes, including in the Red Sea and surrounding regions and other governmental actions that could disrupt international trade, limit product availability, increase costs and adversely affect customer demand. These events may also contribute to heightened cybersecurity threats. The overall impact of these developments remains uncertain, and any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Additionally, any escalation of geopolitical tensions or conflicts between the United States and its allied nations could disrupt our allied nation defense programs, limit our ability to export or collaborate internationally, reduce demand for our solutions among allied customers and have a material adverse effect on our revenue, business, results of operations, and financial condition.
Risks Related to Cybersecurity, Information Security, Information Technology Systems and Intellectual Property
Interruption or failure of our infrastructure, including our information technology and communications systems, could hurt our ability to effectively perform our daily operations and provide and produce our solutions, which could damage our reputation and harm our results of operations.
We are vulnerable to disruptions from natural and man-made disasters and catastrophes, including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages, outages and blackouts, aging infrastructures, cyberattacks, computer viruses, computer denial-of-service attacks or other attempts to harm our systems and telecommunications or other critical infrastructure failures. Such events could disrupt our operations or the operations of suppliers, subcontractors, distributors or customers, result in destruction of facilities and/or loss of life. In certain cases, some events may not excuse us from performing our obligations pursuant to agreements with third parties, in which case any disruption may expose us to liability.
The availability of many of our solutions depends on the continuing operation of our information technology and communications systems. We do not maintain backup manufacturing facilities or operations. As a result, any downtime or damage to, or outages, failures, or other unavailability or degradation of our information systems, or the infrastructure through which our solutions are developed or delivered, could result in interruptions in our operations and solutions, the destruction or delay of newly developed technologies and components being manufactured by us or otherwise adversely impact our inventory and/or our business operations. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and solutions, manufacturing delays, additional costs, reduced revenue and profits and/or damage to our reputation, any of which could have a material adverse effect on us. While we have developed and put in place business continuity, disaster recovery and incident response policies and plans designed to mitigate operational risks and potential losses related to disruptions in our operations, there can be no assurance that we, our agents, or our suppliers, subcontractors or distributors, will be able to successfully avoid negative impacts resulting from such disasters and catastrophes.
Technology failures, cybersecurity incidents, data breaches or other unauthorized access to or use of our information technology systems and the data stored thereon, including sensitive, confidential or proprietary information could have a material adverse effect on our business and operations.
Our operations rely on the proper functioning of information technology systems and infrastructure, including both systems and infrastructure that we operate for ourselves and those that are owned and/or operated on our behalf by service providers, vendors and other third parties. Any failure of, or disruption to, our information technology systems or confidential information, or those of our third-party service providers, whether as a result of cybersecurity attacks or otherwise, including any incident that undermines or compromises the confidentiality, integrity or availability of such systems or the sensitive, proprietary or confidential information, including personal information, stored thereon, could damage our reputation, subject us to legal claims (including class actions), regulatory investigations and enforcement actions, fines and penalties and other proceedings or remedial actions, create risks of violations of data privacy laws and regulations, interfere with our operations, compromise our intellectual property (including trade secrets and research, development and engineering know how) and cause us to incur substantial additional costs, including significant incident response, system restoration or remediation and future compliance costs.
We have taken steps designed to protect our systems and the information that we process or control, but there can be no assurance that our cybersecurity risk management and information security policies, procedures and controls will be fully implemented, complied with, or effective in preventing, detecting or mitigating an attack that could have a material adverse effect on us. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information, including risks of disruptions, failures, malfunctions, computer viruses or other malicious codes or bugs, malware or ransomware incidents, unauthorized access attempts, theft, exfiltration, misuse, corruption, disclosure, or destruction of intellectual property, trade secrets, sensitive or proprietary business data and confidential information, including personal information, or other corporate assets maintained on our systems or those of our service providers or vendors, denial-of-service attacks and phishing / social engineering, technological or human error, other operational disruptions, or breaches or incidents affecting our cybersecurity and information security systems. These risks may come from a diverse set of threat actors, including individuals, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, insider threats and other bad actors. Given our ties to the defense and U.S. national security sectors, we face a multitude of security threats, including those common to most industries, as well as attacks from more advanced and persistent, highly organized adversaries, including nation state actors, some of which target the U.S. defense industrial base and other critical sectors. The sophistication, availability and use of AI technologies and quantum computing by threat actors present an increased level of risk, even as we and our service providers and vendors seek to use AI technologies to better defend against and prevent such attacks. Further, systems failures, telecommunications or other critical infrastructure failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns or exacerbate the risk of the failures described above. These risks may increase as more employees work from home or as we integrate new technology systems that may be subject to cybersecurity or other information security vulnerabilities. Additionally, any integration of AI technologies in our or any service providers’ operations or solutions is expected to pose new or unknown cybersecurity risks and challenges.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. To date, we have not experienced any cybersecurity incident resulting in material harm to our results of operations, customer or vendor relationships, reputation or our competitiveness, or resulting in regulatory action. However, existing or emerging threats may circumvent our security controls and evade detection. We may be unable to anticipate or implement sufficient control measures to successfully defend against all eventualities, to detect, investigate, remediate and/or recover from an identified incident in a timely manner or to avoid a material adverse impact to our information technology systems, confidential information, or business. The U.S. national security aspects of our business and much of the data that we protect increase and create different risks relative to other industries. Further, while we have implemented physical, administrative and technical safeguards, policies and other controls to protect our systems and the sensitive business and customer information stored thereon, it is possible that those safeguards may not prevent the unauthorized access to, or use or disclosure of, such business or customer information, including personal information. Moreover, we cannot guarantee that we or our third-party service providers and vendors will avoid or mitigate such incidents in the future. Failures to prevent, detect and/or respond adequately to such incidents could result in interruptions to our operations and the development or delivery of our solutions, unexpected expenditures to remediate and respond to the incident, reputational damage and/or the loss of anticipated revenue, any of which could adversely impact our reputation, operations, or financial condition. In addition, the costs, potential monetary damages and operational consequences relating to cyber incidents or other security threats or disruptions may not be fully insured by our existing policies or indemnified by other means, nor can we guarantee that insurance coverage will be available to us in the future on economically reasonable terms, or at all. Furthermore, an information security incident, including a cybersecurity incident, that involves classified or other sensitive government information or certain controlled (unclassified) technical information could subject us to civil or criminal penalties and could result in loss of security clearances and other licenses, permits, certifications or accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or suspension or debarment as a government contractor, and U.S. national security considerations may preclude us from, or cause us to delay, publicly disclosing a cybersecurity or other information security incident.
We may need to invest in new information technology systems and infrastructure to scale our operations.
We may need to adopt new information technology systems and infrastructure to scale our business and obtain synergies from prior and future acquisitions. The integration of acquired businesses has required, and may continue to require, adjustments or migrations to our ERP systems and other operational technology platforms, including financial reporting, HR, payroll, CRM and product lifecycle management systems. These ERP and systems integration initiatives involve significant third-party consulting, licensing and configuration costs and are complex and time-consuming. Delays or disruptions in the completion of these integration efforts could result in inaccurate or delayed financial reporting, difficulty in consolidating results across the combined enterprise, and challenges in establishing and maintaining effective internal controls over financial reporting as required under the Sarbanes-Oxley Act. Furthermore, from time to time, we may replace, conduct maintenance on and/or upgrade our current information technology systems. These new systems, upgrades or replacements may not improve our productivity to the levels anticipated, may introduce or exacerbate security vulnerabilities and may subject us to inherent costs and risks associated with implementing, replacing and updating these systems. Such risks could include product development or production work stoppages, temporary disruptions to our operations and financial reporting processes, increased inventory, negative impacts on product delivery times and quality and increased compliance costs. We may also experience disruption of our internal control structure, substantial capital expenditures, demands on management time and delays or difficulties in transitioning to new systems, migrating data stored on such systems or integrating new systems into other existing systems. Failure to invest in newer information technology systems and infrastructure, or to successfully complete the integration of acquired business systems, may lead to operational inefficiencies, increased compliance costs and risks, and potential material weaknesses in our internal control over financial reporting.
Our business is subject to federal, state and foreign laws and other requirements regarding data protection, privacy, information security and the processing of personal information, as well as confidentiality obligations under various agreements and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and materially adversely affect our business and results of operations.
In connection with our business, we receive, collect, process and retain certain personal information that relates to individuals, including from or about our customers, vendors and employees. We also rely on third-party vendors in relation to the operation of our business, some of which process personal information on our behalf. As a result, we and our vendors are subject to evolving and increasingly complex privacy and data protection laws, regulatory frameworks, rules, regulations and other requirements, including those that apply generally to the processing of personal information and those that are specific to certain industries, sectors, or contexts of the jurisdictions in which we operate or conduct our business (collectively, “Data Protection Laws”), including generally-applicable comprehensive privacy laws, such as the California Consumer Privacy Act (“CCPA”). The specific requirements of these laws may vary by jurisdiction; however, generally such laws impose obligations in relation to the collection, use, processing and disclosure of personal information, including providing individuals with certain rights over their personal information, such as to access, correct, delete, and restrict certain processing of their personal information. These requirements, and their application, interpretation and amendment, are constantly evolving and subject to change, creating a complex compliance environment. Failure or perceived failure by us to comply with applicable Data Protection Laws—or even allegations thereof—may result in regulatory scrutiny or investigations, enforcement actions, fines, litigation or other proceedings (including class actions), as well as other liabilities or costs, including costs associated with investigating and defending any such claims, and the evolving complexity of the privacy landscape, including new laws, regulations and other requirements, could impose new requirements or obligations on our business, impact our ability to collect, use or disclose personal information, decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
We will also be subject to the CMMC requirements, which will require companies that store, process or transmit U.S. government controlled unclassified information (“CUI”) or U.S. government Federal Contract Information in connection with a DoW contract or subcontract to, depending on the level of security required, meet or exceed certain specified cybersecurity standards to be eligible for new contract awards. The DoW expects that nearly all new contracts will be required to comply with CMMC over a three-year phased implementation that began in November 2025. In addition, our DoW and other U.S. government work may subject us to other FAR and DFARS cybersecurity and information-protection requirements (including requirements to implement specified security controls for CUI, to report certain cyber incidents and to permit audits or assessments), and these requirements may need to be flowed down to subcontractors and suppliers that handle such information. To the extent we are unable to achieve certification in advance of contract awards, or we fail to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoW, which could materially adversely impact our revenue, profitability and cash flows. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements or determine that obtaining CMMC certification is not economically viable, especially where we depend on limited, specialized or sole-source suppliers that are difficult or costly to replace. The obligations imposed on us under CMMC may be different from, or in addition to those, otherwise required by the Data Protection Laws to which we are subject. The costs to comply with the new CMMC requirements are significant and may increase, which could materially adversely affect our business, results of operations, prospects and financial condition. Failure to comply with CMMC or other FAR/DFARS cybersecurity requirements may also make us subject to bid protest challenges or False Claims Act allegations claiming damages to the government based on such non-compliance.
We have implemented internal controls and procedures designed to comply with the Data Protection Laws to which we are subject, CMMC and other applicable standards, as well as contractual obligations related to data protection and the processing of personal information. However, such laws, rules, regulations, standards and obligations are evolving and may be modified, replaced, interpreted and applied in a new or inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations. We cannot predict what impact, if any, the introduction, modification, or (re-)interpretation of such laws may have on our business. Similarly, in the future, we may become subject to new or similar data protection laws, regulations and standards that could add complexity and costs to our ongoing compliance efforts, including changes to our processing of information or business practices, which could materially adversely affect our business, results of operations, prospects and financial condition. Moreover, even despite efforts at compliance, we cannot assure ongoing compliance with all such laws or regulations and other legal obligations. Any failure or perceived failure by us to comply with applicable Data Protection Laws, or other contractual or legal obligations, or to adequately address privacy and security concerns, even if unfounded, may result in governmental investigations or enforcement actions, litigation or other proceedings (including class actions) by individuals, consumer rights groups, government agencies, or others, regulatory scrutiny or investigations, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation, inhibit sales, require us to make changes to our business, and materially adversely affect our business, results of operations, prospects and financial condition.

Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
Some of our contracts allow the U.S. government, higher-tier contractors, or other third parties acting on behalf of the U.S. government to use, royalty-free, or have others use, inventions developed under those contracts for government purposes. In addition, under certain FAR and DFARS data rights clauses, the U.S. government (and, in some cases, a prime contractor customer) may obtain rights in technical data and computer software developed or delivered under a contract, including the ability to disclose such technical data or computer software to third parties with limited or no restrictions. We may be required to deliver technical data or computer software as part of contract performance, and disputes may arise regarding the scope of the rights granted, the adequacy of our restrictive legends or markings, and whether any data or software were developed with government funding. The ability of third parties to use or obtain access to our technical data, computer software, or patents could allow the U.S. government to establish alternative suppliers, increase competition (including from our competitors), or pressure us to reduce our prices, any of which could have a material adverse effect on our business, results of operations, prospects and financial condition.
Intellectual property rights discovered through government-funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies and compliance with such regulations may limit our intellectual property rights.
We may develop, acquire, or license intellectual property rights in inventions that have been generated under agreements with the U.S. government. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions first conceived or actually reduced to practice in performance of work under a federal funding agreement. These U.S. government rights may include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third-party if the U.S. government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in” rights). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercised its “march-in” rights in our intellectual property rights that have been generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property we developed or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government may also have the right to take title to these inventions if a funding or grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government prohibits granting the exclusive right to use or sell these inventions in the United States unless the licensee agrees that products embodying or produced through the inventions will be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner of the intellectual property rights can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property rights.
If we cannot successfully establish, maintain, protect, and enforce our intellectual property, our business could suffer.
Our success depends on our ability to establish, maintain, protect and enforce our intellectual property and other proprietary rights. We rely on a combination of patent, trade secret, trademark and other intellectual property laws, as well as contractual protections, such as nondisclosure agreements and confidentiality obligations, and other practices designed to protect our proprietary information, technologies and processes as well as our brands. We may be required to spend significant resources to establish, maintain, protect and enforce our intellectual property or proprietary rights and these efforts may not be sufficient. Our ability to establish, maintain, protect and enforce our intellectual property rights may be limited in certain countries outside the United States. Our failure to maintain adequate protection of our intellectual property rights for any reason could negatively affect our competitive position, impede our ability to commercialize our solutions and harm our business and results of operations. If our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the protection such rights afford our business could be impaired. In addition, U.S. government contracts typically contain provisions that allow the government to claim rights, including intellectual property rights, in products and data developed under such agreements. We may not have the right to prohibit the U.S. government from using certain technologies developed by us and we may not be able to prohibit third-party companies, including our competitors, from using these technologies in providing solutions to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts or using U.S. government funding.
We cannot guarantee that any of our pending patent applications will result in the issuance of patents, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications or to provide us with any meaningful protection or commercial advantage. Patent applications in the United States are maintained in secrecy for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patenting process is expensive and time-consuming, and we may not be able to file and/or prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or pursue or obtain patent protection in all relevant markets. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our solutions. Further, we cannot assure you that competitors will not infringe our patents or that we will have adequate resources to defend or enforce our patents.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. However, trade secret protection is inherently uncertain, and the disclosure or independent development by third parties of our proprietary technology could have a material adverse impact on our business, results of operations, prospects, and financial condition. We cannot guarantee that our confidentiality and invention assignment agreements with our employees and consultants will be effective in controlling access to, and distribution of, our confidential information, ensuring that intellectual property developed by such individuals is properly assigned to us, or providing effective remedies in the event of a breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and a favorable outcome is not guaranteed. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technologies, which may allow them to provide solutions similar to us and thereby harm our competitive position. In addition, the use of certain AI technology may pose risks to our ability to establish, maintain, enforce and protect intellectual property developed using such tools, and to the confidentiality of our proprietary and confidential information, including the inadvertent disclosure of such information into publicly available third-party training sets.
We also rely on our trademarks to distinguish our solutions from those of our competitors and have registered or applied to register many of these trademarks, however we have not yet secured registration for all of our trademarks, including our company name. We cannot guarantee that our trademark applications will mature to registration, and third parties may oppose our trademark applications or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our solutions, which could result in loss of brand recognition and could require us to devote resources to develop, advertise and market new brands. If we are unable to successfully register our trademarks and establish name recognition based on our trademarks, our ability to build and maintain brand value may be materially harmed. Furthermore, we may be unable to prevent third parties from using identical or confusingly similar names, which could adversely affect our brand identity, market recognition and competitive position. If a competitor or other third party adopts trademarks similar to ours, our ability to build brand identity may be impeded, possibly leading to market confusion and potentially requiring us to pursue legal action.
Significant resources may be required to monitor and protect our intellectual property rights, and despite such efforts, we may not be able to detect infringement, misappropriation or other violations of our intellectual property rights by third parties. Litigation may be necessary in the future to enforce or protect our intellectual property rights. Such litigation could be costly, time-consuming, unpredictable, distracting and burdensome to management and could result in the impairment or loss of portions of our intellectual property, and outcomes are uncertain. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits challenging the ownership, scope, validity and enforceability of our intellectual property rights. Third parties may also separately challenge the validity, scope and enforceability of our intellectual property in administrative and other legal proceedings. An adverse determination in any such proceeding could limit, impair or invalidate our intellectual property rights. Furthermore, because of the substantial amount of discovery that may be required in connection with intellectual property litigation, there is a risk that some of our proprietary or confidential information could be compromised by disclosure during this type of litigation. Our inability to protect our proprietary technology and other intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could allow competitors to develop and commercialize solutions similar to ours and thereby reduce demand for our solutions, could delay future sales and introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation.
We have licensed, and may license in the future, intellectual property rights from third parties. The licenses we receive to such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our solutions in the future, and may restrict our rights to offer certain solutions in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property. If we violate the terms of any of our license agreements, such as by failing to make specified royalty payments or failing to comply with quality control standards, a licensor may have the right to terminate our license. Even if we comply with all the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so. We may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we will be able to license that technology on commercially reasonable terms or at all. The failure to obtain, maintain or renew rights to material intellectual property could harm our ability to compete, result in a loss of revenue and negatively impact our results of operations. Intellectual property obtained from third parties is also subject to challenge, invalidation, misappropriation, or circumvention by third parties.
We also grant licenses to third parties which allow third parties the right to use certain of our intellectual property in a restricted capacity. Further, a government, including the U.S. government, or a prime contractor customer could require us to relinquish intellectual property and data rights in connection with performing work on a government contract, which could lead to a loss of valuable rights in technology and intellectual property as a condition for participating in a government program. While we attempt to ensure that our intellectual property rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights in or the value of our intellectual property rights.
Furthermore, our intellectual property rights may not be protected in some jurisdictions to the same extent that they are protected in the United States, increasing the potential for infringement or loss of competitive advantage. It may be more difficult for us to successfully challenge the use of our intellectual property by other parties in these countries, which could diminish the value of our technologies and solutions and cause our competitive position and growth to suffer. In addition, obtaining, prosecuting, maintaining, monitoring, enforcing and defending our intellectual property in all countries throughout the world where we operate may be prohibitively expensive. The lack of sufficient legal protections and/or adequate legal remedies for infringement, misappropriation and other violations of intellectual property in jurisdictions outside of the United States could have an adverse effect on our business, results of operations, prospects, and financial condition.
Third parties may allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business.
Our success in part depends on our ability to develop, manufacture, market and sell our technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Furthermore, we cannot guarantee that the operation of our business does not and will not infringe or violate the rights of third parties. Because of technological changes in our industry, current patent coverage and the rapid rate of issuance of new patents, our current or future technologies may infringe, misappropriate or otherwise violate existing or future patents or intellectual property rights of other parties. Further, because some patent applications are maintained in secrecy for a period of time, there is a risk that we could develop a solution or technology without knowledge of a pending patent application, which solution or technology would infringe a third-party patent once that patent is issued.
We have in the past, and may in the future, be subject to claims by third parties alleging that we have infringed, misappropriated or otherwise violated their intellectual property rights. Any such claims, even those without merit, can be expensive and time-consuming to defend and may divert management’s attention and resources, and an adverse result in any proceeding could put our ability to produce, market and sell our technologies in jeopardy. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may be required to spend significant resources to defend against such claims, pay significant money damages, cease using certain processes, technologies, trademarks or other intellectual property, cease making, offering and selling certain technologies, obtain a license (which may not be available on commercially reasonable terms or at all) or redesign all or a portion of our technologies or change our branding (which could be costly, time-consuming, or impossible). While no such claims have been material to date, there is no guarantee that future claims would not have a material effect on our business.
The defense costs and settlements for intellectual property infringement lawsuits may not be covered by insurance. Intellectual property infringement lawsuits can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have an adverse effect on our operations and financial condition. Even if resolved in our favor, the volume of intellectual-property-related claims and the mere specter of threatened litigation or other legal proceedings may cause us to incur significant expenses and could distract our personnel from day-to-day responsibilities. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse effect on our operations, reputation, and financial performance. In addition, some of our agreements with third parties require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
Our use of AI technologies could adversely affect our solutions, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.
AI technologies have rapidly developed, and our business may be adversely affected if we cannot successfully integrate the AI technology into our internal business processes and solutions in a timely, cost-effective, compliant and responsible manner. We use AI technologies throughout our business, and are dedicating resources and efforts to continuously improve our use of such technologies. As with many technological innovations, there are significant risks and challenges involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our solutions or be beneficial to our business, including our efficiency or profitability. Further, we may be unsuccessful in identifying or resolving ethical or legal issues related to our use of AI technologies before they arise. As AI technology and the related regulatory landscape are rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.
The methods and processes we use to develop, deploy or otherwise use AI technologies may be found to not comply with rapidly evolving regulatory standards, thereby preventing or frustrating our use of the systems or creating liability for us. These methods and processes may perform in unexpected ways or be misused, jeopardizing our intellectual property or potentially resulting in unexpected loss or misappropriation of intellectual property. Improper use of AI technologies could also lead to data breaches, undetected cyber-attacks, regulatory action and reputational risks. If the AI technologies that we develop or use are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights (for example, consisting of copyrighted material resulting in infringing output) or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures (including with respect to the processing and protection of such data); (iii) used without sufficient oversight and governance to ensure their responsible and ethical use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our solutions and business, as well as our reputation and the reputations of our customers and business partners, could suffer or we could incur liability resulting from harm to individuals, civil claims or the violation of laws or contracts to which we are a party. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.
The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI technology, which might be burdensome for us to comply with if they are enacted. Such regulations may limit or impact our ability to develop, use, offer, enhance, procure and commercialize our existing tools and features, or new solutions based on AI technologies in the future, and may require additional investments in oversight and the development of protections and safeguards. Additionally, existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws may be interpreted or enforced in ways which would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects our use of and the operation of our AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.
Our use of open source software could compromise the proprietary nature of our software and expose us to other legal liabilities and technological risks.
Some of our proprietary software utilizes and incorporates open source software, and we expect to continue to use open source software in our business in the future. Open source software is freely accessible, usable and modifiable, in each case, subject to the terms of the applicable open source software license. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions. For example, certain open source licenses may give rise to requirements to disclose or license our proprietary source code or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost, and we may be subject to such terms if such open source software is combined, linked, distributed or otherwise integrated with our proprietary software in certain ways. We make efforts to mitigate the risk of subjecting our proprietary code to these restrictions and requirements. However, we cannot guarantee that all open source software is reviewed prior to use in our platform or that our developers have not incorporated open source software into our solutions that we are unaware of, or that they will not do so in the future. As a result, we may be subject to certain requirements, including requirements that we offer our software that is combined or distributed with, incorporates or links to the open source software at reduced cost or for free, or that we make available the proprietary source code for such software to the general public.
Furthermore, almost no open source licenses have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. If a third-party were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on the use of our proprietary software. In any of these events, we could be required to re-engineer all or a portion of our technology systems or to seek licenses from third parties and/or pay royalties in order to continue using the open source software necessary to operate our business. We could be required to discontinue use of our software in the event re-engineering cannot be accomplished on a timely basis, or at all. Any of the foregoing could require us to devote additional research and development resources to re-engineer our software, could result in customer dissatisfaction, could allow our competitors to create similar platforms with lower development effort and time and could have a material adverse effect on our business and operations.
In addition, the use of open source software may entail greater technical and legal risks than those associated with the use of third-party commercial software, as open source licensors generally do not provide support, warranties, controls on origin of the software, indemnification or other contractual protections regarding infringement claims or the quality of the code, including the existence of security vulnerabilities. We cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with usage of open source software, such as the lack of warranties or assurance of title, cannot be eliminated and, if not properly addressed, could negatively affect our business. To the extent that our technologies and other business operations depend upon the successful and secure operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our software, delay the introduction of new technological capabilities, result in a failure of our technologies, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches or security attacks. In addition, the public availability of such software may make it easier for others to compromise our platform. Any of the foregoing would have a negative effect on our business, results of operations, prospects, and financial condition.
Risks Related to Legal and Regulatory Matters
We are subject to extensive government regulation as a government contractor, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
As a contractor and subcontractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins, and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following: (i) the FAR and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts; (ii) the Truthful Cost or Pricing Data Act (formerly known as the Truth in Negotiations Act), which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations; (iii) the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively; (iv) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which Unmanned Aerial Systems (“UAS”) depend for operation and data transmission in the United States; (v) the Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS operation in the United States; (vi) controls to protect U.S. government CUI, which our suppliers have access to in order to comply with cybersecurity regulations; (vii) the FCPA, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain, or direct business, or obtain any unfair advantage; (viii) laws and regulations related to supply chain, country of origin, and domestic preference requirements, including the Trade Agreements Act, Buy American Act, Buy America Act, the Cargo Preference Act, DFARS restrictions on the procurement and provision of specialty metals, and the Berry Amendment, which may require us to use or avoid certain suppliers or purchase or manufacture certain solutions domestically; (ix) the ITAR and the EAR, which regulate the export of sensitive technology and hardware, including controlled technical data, defense articles, and defense services and restrict the countries from which we may purchase materials and services used in the production of certain of our solutions; (x) post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government; (xi) laws, regulations and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a U.S. government contract; (xii) the Contractor Business Systems rule, which authorizes DoW agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting and/or property management system; (xiii) laws, regulations and executive orders relating to the safeguarding and dissemination of information classified for U.S. national security purposes or designated as CUI; and (xiv) the Defense Production Act, which may require us to prioritize certain U.S. government orders over our other work.
In addition, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally require that we comply with various executive orders, federal laws, and regulations and customer security requirements that may include restrictions on how we develop, store, protect, and share information and may require our employees and facilities to obtain government security clearances. We also must implement controls to protect U.S. government CUI. Failure to implement such controls to protect CUI could adversely affect our existing U.S. government contracts and jeopardize our ability to continue receiving U.S. government contracts. Additionally, certain of our solutions are sold to the U.S. government as commercial items. If the U.S. government were to dispute the commercial designation of such items, and absent a successful appeal by us of such designation, the profitability of sales of such items could be negatively affected.
Our failure to comply with applicable regulations, rules, and approvals; changes in the government’s interpretation of such regulations, rules and approvals as have been and are applied to our contracts, proposals or business or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, a decrease in profitability, the loss of our government contracts, or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition, or results of operations. Failure to obtain approval to export, or a determination by the U.S. government or similar agencies elsewhere in the world from which we failed to receive required approvals or licenses, could eliminate or restrict our ability to sell our solutions outside the United States or another country of origin, and the penalties that could be imposed by the U.S. government or other applicable government for failure to comply with these laws could be significant.
Our failure to comply with applicable economic and trade sanctions could materially adversely affect our reputation and results of operations.
Our business must be conducted in compliance with applicable economic and trade sanctions and export control laws and regulations, such as those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, the Directorate of Defense Trade Controls and other relevant authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions, and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Our global operations expose us to risks of violating, or being accused of violating, these laws and regulations. While we maintain policies and procedures designed to maintain compliance with applicable economic and trade sanctions and export controls, we cannot ensure that such policies will be effective in preventing violations or allegations of violations. In addition, our employees, representatives, or other third parties acting on our behalf may engage in conduct for which we might be held responsible. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive, and any violation (or even the allegation of a violation) could materially adversely affect our reputation, business, results of operations, prospects and financial condition.

We are subject to the FCPA and other similar anti-corruption laws and regulations, which could expose us to liability and materially adversely impact our business.
We are subject to certain domestic and international anti-corruption laws, including the FCPA, other domestic U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions. These laws and regulations generally prohibit us and our employees and intermediaries from directly or indirectly authorizing, promising, offering, or providing payments or benefits to government officials and other recipients in order to obtain or retain business improperly or secure an improper business advantage. Certain of these laws also prohibit receiving or soliciting bribes. Our business in various countries may involve interactions with government officials responsible for enforcing regulations or the authorization of permits, licenses, or other approvals necessary for our business activities, and we also have customers that are governments or government instrumentalities. We also may engage third parties or participate in joint ventures that can, in certain cases, expose us to liability for the illegal activities of our partners or agents, even if we do not explicitly authorize such activities. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal accounting controls.
Violations of applicable anti-corruption laws could subject us to significant civil or criminal penalties, including fines, disgorgement of profits, injunctions, and debarment from government contracts. We may also be subject to collateral stockholder lawsuits, and violations or allegations of violations could also result in whistleblower complaints, adverse media coverage, and investigations, any of which could have a material adverse effect on our business, results of operations, prospects, and financial condition. Although we take precautions to prevent violations of anti-corruption laws, we cannot provide assurance that our compliance program will always prevent misconduct by our employees or business partners. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors. Our investments in U.S. companies may also be subject to U.S. foreign investment regulations.
Under the 1988 “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he or she determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has been delegated the authority to conduct U.S. national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction.
The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that are involved with critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.
We are subject to procurement rules and other compliance regulations applicable to government contractors, which increase our performance and compliance costs under our government contracts and may subject us to government compliance audits. Failure to comply with these regulations may lead to the imposition of fines and civil, administrative, or even criminal penalties.
We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government contracts and subcontracts (including, potentially, certain reseller agreements). These requirements, although customary in U.S. government contracts and subcontracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a material adverse effect on our business, results of operations, prospects and financial condition.
Our or our agents’ failure to comply with these regulations and requirements under certain circumstances could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time, could lead to liability for breach of contract or under the civil False Claims Act (which can include civil penalties and treble damages) and could have a material adverse effect on our reputation and ability to receive other U.S. government contract awards in the future. Additionally, the provisions of the False Claims Act authorizing payment of a portion of any recovery to the party bringing the suit encourage private plaintiffs to commence whistleblower actions. We may not always be aware that an inquiry or action has begun, particularly in the case of whistleblower actions, which are initially filed under court seal. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention, even if the investigation does not ultimately lead to litigation or findings of wrongdoing. In some cases, audits or investigations may result in disputes with the respective government agency that can result in arbitration, litigation, or negotiated settlements.
These laws and regulations, among other things, may require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts. In connection with this, we may be subject to audit by government agencies. These agencies may review a contractor’s performance under its contracts, cost structure, proposed pricing and compliance with applicable laws, regulations and standards. These agencies also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, quality, accounting, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific cost-reimbursement contract will not be reimbursed, while such costs already reimbursed must be refunded and could be subject to penalty. We may be subject to similar rules, regulations and risks with respect to our non-U.S. government contracts as well.
Government contract regulations may also restrict the use and dissemination of classified information and the exportation of certain products and technical data, among other things.
In addition, we have previously represented that we are eligible for certain task orders set-aside for small businesses under the SBA set-aside program, and received small business set-aside awards as a result. As such, we were subject to laws and regulations governing this program. If we were mistaken in our small business size status, or failed to comply with regulations under this program in the past, we could be subject to civil, criminal and/or administrative penalties, including under the False Claims Act.
If our solutions fail to meet contractual specifications, required performance standards or applicable quality and manufacturing standards, we may be required to repair, replace, or re-qualify affected systems at our own expense, which could be costly and could harm our reputation with customers.
If our solutions fail to meet contractual specifications or required performance standards, we may be required to repair, replace, or re-qualify affected systems at our own expense. We conform to certain standards and conformity assessment schemes, including International Organization for Standardization, or ISO, 9001:2015 and the International Aerospace Quality Group / SAE International AS9100D:2016 standards, and if any system inspection or audit reveals that we are not in compliance with applicable standards, registrars may take action against us, including issuing a corrective action request or discontinuing our certifications, which could harm our reputation as well as our business, financial condition and results of operations. The costs associated with any such remediation efforts could be significant. In addition, any product quality failure or required re-qualification, regardless of direct costs of remediation, may harm customer perceptions of our solutions and have a negative impact on our future revenue and results of operations. In addition to government regulation, solutions that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such solutions. There can be no assurance that a claim will not be brought against us in the future, regardless of merit. While we maintain insurance coverage for product liability claims, our insurance may be inadequate to cover any such claims. Any successful claim or material settlement of such claims could materially adversely affect our business, results of operations, prospects and financial condition.
Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could materially adversely affect our business, results of operations, prospects and financial condition.
We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in areas involving classified defense technology, space-based systems, and autonomous platforms, which are subject to heightened regulatory scrutiny. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
We are subject to the requirements of the National Industrial Security Program Operating Manual rule for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government, and similar requirements regarding foreign ownership, control, or influence are proposed for certain additional DoW contracts.
A facility security clearance is required for a company to perform on classified contracts for the DoW and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including the NISPOM, which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. government contracts.
We require certain facility and personnel security clearances to perform our classified U.S. government related business. As such, we must comply with the requirements of the NISPOM and any other applicable U.S. government industrial security regulations. Among other things, the NISPOM requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control, or influence (“FOCI”). Failure to maintain an agreement with the DoW regarding the appropriate FOCI mitigation arrangement, or to otherwise comply with NISPOM requirements, or any other industrial security requirements applicable to our classified contracts, could result in invalidation or termination of our facility security clearances, which in turn would mean that we would not be able to enter into future contracts with the U.S. government or prime contractors requiring facility security clearances, which may, in turn, result in the loss of our ability to complete existing contracts with the U.S. government. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to classified information, loss of U.S. government contracts, or potentially debarment as a government contractor. Additionally, certain classified contracts carry higher performance risk, and we might be unable to insure loss to government property because the classified nature of the contracts prevents the disclosure of information necessary for underwriting and claims to commercial insurers.
Additionally, DoW in May 2026 issued a proposed rule to extend similar requirements regarding FOCI disclosure and mitigation beyond classified contracts. The proposed rule would implement portions of Section 847 of the FY 2020 NDAA and Section 819 of the FY 2021 NDAA and would apply to DoW contracts and subcontracts valued at more than $5 million. If implemented, this would also limit information that can be shared with foreign investors.
Our operations are subject to governmental laws and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.
We are subject to various foreign, federal, state, provincial, and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal, and transportation of hazardous substances, and the ownership and operation of real property. These laws include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, and analogous state and foreign laws. Such laws and regulations may result in significant liabilities and costs to us, including due to the actions or inactions of the previous owners or operators of our facilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations or the discovery of previously unknown contamination could result in additional liabilities and costs.
Certain foreign, federal, state, provincial and local laws and regulations relating to the protection of the environment and natural resources may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under certain environmental laws and regulations, including CERCLA and analogous state laws, generators of waste materials and current and former owners or operators of facilities can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures, including capital expenditures for pollution control equipment, monitoring, and remediation measures. In addition, we could incur costs to comply with such current or future laws and regulations, the violation of which could lead to substantial fines and penalties. If we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the U.S. Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected.
We may be required to pay governmental entities or other third parties for property damage and for investigation and remediation costs that they incurred in connection with contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws and regulations may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws and regulations may be held responsible for all of the clean-up costs incurred. Stricter or different remediation standards or enforcement of existing laws and regulations, new requirements (including regulation of new substances), discovery of previously unknown contamination or new contaminants, imposition of fines, penalties or damages (including natural resource damages), a determination that certain remediation or other costs are unallowable, or the insolvency, inability or unwillingness of other potentially responsible parties to pay their share could require us to incur material additional costs in excess of those anticipated. In addition, our operations require various permits, licenses and approvals from federal, state and local authorities, including those relating to air emissions, wastewater and stormwater discharges, hazardous waste management and storage and use of hazardous materials. Any failure to obtain, maintain, amend or timely renew required permits or approvals, or noncompliance with permit conditions, could result in fines, penalties, corrective actions, operation restrictions or shutdowns. Environmental liabilities could arise and have a material adverse effect on us. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect our operations, operating costs, or competitive position.
We are subject to occupational health and safety requirements, and workplace incidents could result in liability, regulatory action, operational disruptions and increased costs.
Our manufacturing and testing activities involve high-power equipment, flammable and reactive materials, soldering and assembly operations, and other processes that present health and safety risks to our employees. We are subject to U.S. federal and state occupational safety and health laws and regulations and comparable foreign requirements, which impose obligations relating to, among other things, hazard communication, personal protective equipment, control of hazardous energy, machine guarding, facility safety and recordkeeping. In the ordinary course of our business, our employees work with chemicals, hazardous materials, electrical machinery and other equipment that may pose risks to their health and safety, and our employees may face additional risks when working in specialized environments, including classified facilities and testing areas.
Workplace incidents, including those involving serious injury or death, could disrupt our operations, damage our reputation and negatively affect our financial condition and results of operations. Such incidents may trigger reporting obligations, inspections, citations or penalties under applicable workplace safety laws and regulations, including for alleged non-compliance with incident reporting or recordkeeping requirements. Serious incidents may trigger investigations by regulators and other authorities, and may also lead to enforcement actions, third-party claims, contractual disputes, workers’ compensation claims and increased insurance costs. Increased regulatory scrutiny or changes in standards may require capital investments, process changes or additional controls. In addition, such occurrences may lead to legal claims that seek to hold us liable, and we may not be successful in defending against such claims, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a material adverse impact on our reputation, business, results of operations, prospects and financial condition.
Misconduct could include fraud or other improper activities such as falsifying time or other records, violations of laws, and failure to comply with our policies and procedures or with federal, state, or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide solutions to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. Although we have implemented policies, procedures, training, and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business, we may form or become members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions, fines and penalties, restitution or other damages including civil False Claims Act allegations (which can include civil penalties and treble damages), loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would materially adversely affect our reputation, business, results of operations, prospects and financial condition.
Regulations designed to address climate change may result in additional compliance costs.
Our operations and the solutions we sell are currently subject to rules limiting emissions of greenhouse gases and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may increase our compliance obligations and negatively impact us, our suppliers and customers. We are continuing to evaluate short-, medium- and long-term risks related to climate change and related laws and regulations. Existing and proposed regulations to address climate change by limiting greenhouse gas (“GHG”) emissions and restrictions on other air emissions may cause us to incur additional operating and capital expenditures or adversely affect demand for our solutions. Legislative, regulatory and other governmental authorities in certain jurisdictions have considered and implemented, and likely will continue to consider and implement, measures related to climate change and the reduction of GHG emissions that could affect our operations, our suppliers or the markets we serve. If stricter environmental laws and regulations, including those relating to GHGs, are adopted or carbon taxes are instituted, such regulatory responses could require operational changes, increase our compliance costs, and adversely affect our business and results of operations. In addition, the physical impacts of climate change, including extreme weather events and natural disasters, could disrupt our operations or those of our suppliers and customers, and increase the frequency and severity of business interruptions. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered, interpreted, or expanded. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of meeting legal requirements and obtaining raw materials and component parts could increase.
Risks Related to Financial Matters
Policy changes affecting international trade could adversely impact the cost of our solutions and our competitive position.
Changes in government policies on foreign trade and investment may affect the manufacturing costs of the components for our solutions or prevent us from being able to sell solutions in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry, could have a material adverse effect on our business, results of operations, prospects, financial condition and cash flows. Additionally, the U.S. Executive Branch has in the past, and may in the future, levy taxes on foreign jurisdictions. Such tariffs, including retaliatory measures from foreign jurisdictions, may increase the complexity and cost of our operations, including upward pressure on prices for our components, which could reduce our ability to offer competitive pricing to potential customers and affect the demand for our solutions.
We cannot predict what changes to trade policy will be made by the U.S. Executive Branch, Congress or foreign jurisdictions, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our solutions or import product components from countries where we currently purchase products or product components or sell solutions. Such changes, or threatened changes, to trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, results of operations, prospects, financial condition and liquidity.
Our limited international business exposes us to risks relating to regulation, currency fluctuations and political or economic instability in foreign markets, which could have a material adverse effect on us.
We conduct certain business internationally, including through our allied nation defense programs in Morocco, Egypt, Taiwan, and allied Europe, and we intend to continue to expand our international operations in the future. Approximately 15% of our revenue for the year ended December 31, 2025 was derived from international allied nation customers. Our Maritime Domain Awareness and Space ISR & Resilient Communications missions are particularly relevant drivers of international demand, as allied nation customers increasingly seek modular, sovereign-ready solutions that can be adapted to local operating requirements and deployed on accelerated timelines. Our international expansion includes military turnkey C2 and mission-software deployments and integrated satellite payload and RF terminal solutions for sovereign customer needs, and maritime and autonomous applications adjacent to programs we already support. International operations are subject to certain risks, such as unexpected changes in laws, policies and regulatory requirements, including, but not limited to, regulations related to trade controls; increased cost of localizing systems in foreign countries; increased sales and marketing and research and development expenses; availability of suitable export financing; timing and availability of export licenses; imposition or increases of taxes, tariffs, embargoes and other trade barriers; political and economic instability; issues related to the political relationship between the United States and other countries; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad, including the FCPA; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions; difficulties in obtaining or enforcing judgments in foreign jurisdictions; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. As a result of these and other risks, we may be unsuccessful in implementing our international business plan, or we may not be able to achieve the revenue that we expect. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. Any of the risks described above could materially harm our business and impair the value of our common stock.
These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Further, due to the nature of our solutions, we must in some instances obtain licenses and authorizations from various U.S. government agencies before selling our solutions outside of the U.S. Our ability to obtain these licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. government policies or laws or delays in Congressional action due to geopolitical and other factors. The impact of these factors is difficult to predict, but one or more of them could adversely affect our results of operations, financial condition or cash flows.
We use estimates in accounting for many of our programs and changes in our estimates could materially adversely affect our future financial results.
Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Estimating total costs at completion requires us to make informed estimates regarding subcontractor performance, material costs and availability, labor costs and productivity, as well as overhead expenses. In addition, our results of operations can be adversely affected when estimated contract costs increase, especially without comparable increases in revenue. There are many reasons estimated contract costs can increase, including, among other things, inflation, labor challenges, supply chain challenges and market and exchange rate volatility; delays or limitations in customer funding; design or other development challenges; production challenges (including from technical or quality issues and other performance concerns); inability to realize learning curves or other cost savings; changes in laws or regulations; actions necessary for long-term customer satisfaction; challenges caused by the global health environment; climate change and natural disasters or environmental matters. In addition, if estimated total costs on a contract exceed anticipated total revenue, we are required to recognize a provision for the entire anticipated loss in the period in which the loss is identified, which could result in material charges to our results of operations in any given period. Incentives, awards, price escalations, liquidated damages, or penalties related to performance on contracts are considered in estimating revenue and profit rates using either the expected value method or most likely amount method. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could materially adversely affect our future results of operations and financial condition. See also “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.”
Our financial results of operations could be materially adversely affected by impairment of our goodwill or other intangible assets.
When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could materially adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cashflow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information.
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. We have completed 12 strategic acquisitions since 2018, and as a result, we carry substantial goodwill and identifiable intangible assets on our consolidated balance sheet. Identifiable intangible assets, which primarily include customer relationships, contract backlog, trade name, and technology, were approximately $51.7 million as of September 30, 2026 and $58.0 million as of December 31, 2025, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $192.1 million as of September 30, 2026 and $187.3 million as of December 31, 2025. We may never realize the full value of our identifiable intangible assets and goodwill, and our future acquisition strategy may result in further increases in goodwill and intangible assets. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.
Our cash flow and ability to be profitable could be reduced if expenditures are incurred prior to the final receipt of a contract.
We provide various specialized solutions, and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement and production in advance of receiving a contract award, or final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units, including RF subsystems, sensor architecture, sensor hardware, data and software, or other sense-to-act connectivity solutions, in advance of receiving an anticipated contract award. These actions that we may take to procure materials and/or commence production in advance of contract award require use of our working capital resources which impact our near-term operating cash flows. If our government or prime contractor customer’s requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, materially adversely affecting our business, results of operations, prospects and financial condition.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
As of September 30, 2026, we had federal net operating loss carryforwards. While U.S. federal net operating losses incurred after 2017 may be carried forward indefinitely, the deductibility of such net operating losses is generally limited to 80% of taxable income. In addition, our federal and state net operating loss carryforwards and certain other tax attributes may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Under those provisions, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be subject to annual limitations. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state laws. If an ownership change has occurred or occurs in the future, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset our post-change taxable income may be subject to substantial annual limitations, potentially increasing and accelerating our liability for income taxes and causing those tax attributes to expire unused. As a result, even if we achieve profitability, such limitations could result in us retaining less cash after payment of federal and state income taxes than we would otherwise retain if such carryforwards were fully available as an offset against taxable income.
Changes in tax law, effective tax rates or adverse outcomes from other tax increases or an examination of our income or other tax returns could adversely affect our results of operations and financial condition.
Changes in laws and policies relating to taxes may materially and adversely affect our business, results of operations, prospects, financial condition and cash flows. Any changes in our effective tax rates or tax liabilities could adversely affect our business, results of operations, prospects, and financial condition. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•expansion into or future activities in new jurisdictions;
•the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities;
•tax effects of share-based compensation; and
•changes in tax laws, tax regulations, accounting principles, or interpretations or applications thereof.
Many countries have recently enacted, or are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations. For example, in 2017, the United States enacted the Tax Cuts and Jobs Act, which made significant changes to its tax laws, including reducing the corporate tax rate and altering the way in which the United States taxes multinational corporations. Some of these changes are scheduled to expire in 2026, although various members of Congress and other governmental officials have proposed extending or modifying many of these rules. In 2021, the Organization for Economic Cooperation and Development released a framework to implement a global minimum tax of 15% (“Pillar 2”). While it is uncertain whether the United States will enact Pillar 2 legislation, other countries have adopted legislation to implement Pillar 2. In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA made a number of changes to U.S. tax laws, including adding a 15% minimum tax on adjusted financial statement income of certain large companies with average book income in excess of $1 billion. Legislation currently pending in Congress could also affect the treatment of U.S. corporations and their stockholders; however, we are not able to predict whether this legislation will be adopted in its current form or at all. Legislative and other authorities both in the United States and in other countries regularly consider and may adopt these proposed or other similar or other changes to tax law, rules and policies, and we are not able to predict if or when any such changes will be made. In addition, an adverse outcome arising from an examination of our income or other tax returns could result in additional taxes, penalties, interest or other liabilities that could have an adverse effect on our results of operations and financial condition.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds. We may require additional financing for liquidity, capital requirements or growth initiatives. We repaid our Prior Credit Facilities in full in connection with the Refinancing on July 31, 2026. As of September 30, 2026, we have $100 million of availability under our New Credit Facility. We will continue to depend on cash flow from operations or additional financing sources to meet our liquidity needs. Historically, we have received significant equity contributions from our sponsor to fund operations and growth. Following our IPO, we no longer rely on such contributions, and our ability to fund operations will depend on cash generated from operations, our New Credit Facility, and the capital markets. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a material adverse effect on our business, results of operations, prospects, financial condition and cash flows.
In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through offerings of debt or equity securities or through other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely manner thereafter. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the market price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second annual report on Form 10-K or the first annual report on Form 10-K following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
During the audit of our financial statements for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting, which remain unremediated as of September 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified include the following: we did not design and maintain effective process-level controls over certain key business processes supporting our financial reporting, including controls that are sufficiently precise, performed consistently and timely, and formally documented; we did not design and maintain sufficient segregation of duties over the performance of certain financial close processes, including over the review and approval of manual journal entries; we did not design and maintain effective information technology general controls for certain information systems supporting our key financial reporting processes, including segregation of duties, security administration and change management; and we did not design and maintain effective process-level controls for identifying and assessing existing and potential transactions with related parties.
None of the material weaknesses described above resulted in a material misstatement to our financial statements. Nevertheless, we recognize that each of the material weaknesses described above could result in misstatements to substantially all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
We are actively working to evaluate the material weaknesses, develop our full remediation plan and establish a robust internal control environment that is appropriate for a public company. While we are committed to completing these remediation efforts as quickly as reasonably possible and investing in the personnel, processes and systems necessary to maintain an effective internal control over financial reporting, until the remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC could be adversely affected and could reduce the market’s confidence in our financial statements and cause the market price of our common stock to decline. We cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources.
Additionally, if one or more material weaknesses in our internal control over financial reporting are identified in future periods, our management would be required to devote significant time and incur significant expense to remediate any such material weaknesses and may not be able to remediate any such material weaknesses in a timely manner. Any such material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and the market price of our common stock. Moreover, we may need to undertake various additional costly and time-consuming actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations.
If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the market price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Risks Related to Our Indebtedness
Our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business.
As of September 30, 2026, our total indebtedness, net of approximately $4.2 million of unamortized debt issuance cost allocated to the term loan, was approximately $197.9 million, consisting of borrowings under the New Credit Facility and equipment financing arrangements. We may incur additional indebtedness in the future. For a description of the New Credit Facility and additional information related to our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”
Our indebtedness could have important consequences. For example, it could:
•increase our vulnerability to general economic downturns and adverse competitive and industry conditions;
•increase the risk we are subjected to a downgrade or put on a negative watch by the ratings agencies;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital requirements, capital expenditures, acquisitions, research and development efforts and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to competitors that have less debt;
•negatively impact investors’ perception of us;
•impact our ability to pay dividends and make other distributions or to purchase, redeem or retire capital stock; and
•limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, among other things, our ability to borrow additional funds, make investments and incur liens.
Although our New Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. Our New Credit Facility requires the maintenance of a leverage ratio and a fixed charge coverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions.
Servicing our indebtedness requires a significant amount of cash. Our ability to generate cash depends on many factors, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, prospects and financial condition.
As of September 30, 2026, our interest expense, net of approximately $23.3 million, exceeded our operating income of approximately $12.1 million. Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our New Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. These remedies may not be available to us on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting any of these alternatives.
The terms of our New Credit Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our New Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests. The New Credit Facility includes covenants restricting, among other things, our ability to:
•incur or guarantee additional indebtedness;
•incur or allow to exist liens;
•make investments;
•pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;
•sell assets;
•enter into agreements that restrict distributions or other payments from our subsidiaries to us;
•consolidate, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates; and
•engage in certain business activities.
A breach of any of these covenants could result in a default under the New Credit Facility. If any such default occurs, the lenders under our New Credit Facility may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our New Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our New Credit Facility, the lenders will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under our New Credit Facility were to be accelerated, our assets may not be sufficient to repay in full our debt. In addition, the terms of any future indebtedness may be more onerous, including restrictions on our ability to acquire additional businesses or assets, or limit the size of such acquisitions.
We have in the past required amendments to our credit facilities to maintain compliance with or modify certain financial covenants. There can be no assurance that we would be able to obtain similar amendments or waivers in the future if needed, or that the terms of any such amendments would be favorable to us.
Risks Related to Ownership of Our Common Stock
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” among other exemptions:
•we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that such company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, our financial statements may not be comparable with similarly situated public companies. We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if our gross revenue exceeds $1.235 billion in any fiscal year, (2) if we become a large accelerated filer, with at least $700 million of equity securities held by non-affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three-year period.
We cannot predict if investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.
We incur significant increased costs and are subject to additional regulations and requirements as a result of becoming a public company, and our management is required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Your percentage ownership in our Company may be diluted by future issuances of our common stock, which could reduce your influence over matters on which stockholders vote.
As of September 30, 2026, we have approximately 884.1 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, other equity or equity-linked securities, options, and other equity awards relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any.
In the future, we may also issue our common stock in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount, and payment of any future dividends will be at the sole discretion of our Board, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our New Credit Facility and other indebtedness we may incur, and such other factors as our Board may deem relevant.
As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Stockholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or changes in the outlook for our common stock, such as changes to or confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of our Company. During a prolonged period of significant market disruption in the defense industry, and other macroeconomic factors such as when recessions occur, our business may be disproportionately impacted compared to companies that are more diversified in the industries they serve. A more diversified company with significant sales and earnings derived from outside the defense sector may be able to recover more quickly from significant market disruptions.
Anti-takeover provisions in our organizational documents and under Delaware law could delay or prevent a change of control.
Certain provisions of our organizational documents may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•the ability of our Board to establish the number of directors and fill vacancies and newly created directorships;
•a classified board of directors, as a result of which our Board is divided into three classes, with each class serving for staggered three-year terms;
•the designation of Delaware as the sole forum for certain litigation against us;
•limitations on stockholder action by written consent on or after the effective date of our Registration Statement on Form S-1;
•certain limitations on convening special stockholder meetings;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•the removal of directors for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors;

•limitations on cumulative voting;
•the ability of our Board to issue one or more series of preferred stock;
•certain limitations on business combinations with interested stockholders; and
•the required approval of at least 66 2⁄3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our Board and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner, which may materially adversely affect investor confidence in us and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and is responsible for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal control over financial reporting. During the preparation of our financial statements for the year ended December 31, 2025, as discussed elsewhere in this Quarterly Report on Form 10-Q, we identified material weaknesses in our internal control over financial reporting.
If our executive management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on our internal control over financial reporting, when required, if we fail to remediate the material weaknesses identified or if additional material weaknesses or deficiencies in our internal controls are identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our share price may be materially adversely affected.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws, provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of us, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents, or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions.
Nothing in our current certificate of incorporation or bylaws or our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring a claim.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In connection with our IPO, (i) we agreed, subject to certain limited exceptions, not to sell, dispose of, or hedge, without the prior written consent of Evercore Group L.L.C. and Citigroup Global Markets Inc., the shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 180 days following the offering and (ii) our directors, executive officers, and holders of substantially all of our capital stock and securities convertible into our capital stock, including the selling stockholders, agreed, subject to certain limited exceptions, not to sell, dispose of, or hedge, without the prior written consent of Evercore Group L.L.C. and Citigroup Global Markets Inc., 25% of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 180 days, 25% of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 360 days following the offering, 25% of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 540 days following the offering and the remainder of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 720 days following the offering.
Upon the expiration of the lock-up agreements described above, all of such shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.
As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
General Risk Factors
Our business involves significant risks and uncertainties that may not be covered by insurance.
A significant portion of our business relates to designing, developing and deploying advanced technology solutions. New technologies may be untested or unproven and the failure of our solutions could result in extensive damage. Accordingly, we may incur liabilities that are unique to our solutions.
The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to replace or repair solutions damaged by such accidents or events, our operations and financial condition could be harmed.
We have historically insured against liability to third parties from activities as required by law to the extent that insurance was available on acceptable premiums and terms. However, the insurance coverage for third-party damages may not be sufficient to cover the liability. Although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses.
The price and availability of insurance fluctuates significantly. Insurance market conditions or factors outside our control, such as failure of our infrastructure technology, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.
In addition, although we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenue or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our business, results of operations, prospects, and financial condition.
Negative publicity could damage our brand reputation, particularly at the subsidiary level, and materially adversely affect our business, results of operations, prospects and financial condition.
To continue to be successful, we must continue to preserve, grow and capitalize on the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to a material adverse effect on our business, results of operations, prospects and financial condition.
In particular, product-quality issues could negatively impact customer confidence in our brands and our solutions. If our solutions do not meet applicable safety standards or customers’ expectations regarding safety, reliability or quality, or are alleged to have quality issues or to have caused personal injury or other damage, we could experience lower revenue and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.
We may be subject to periodic litigation and regulatory proceedings, which may materially adversely affect our business, results of operations, prospects and financial condition.
From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material adverse effect on our business, results of operations, prospects and financial condition.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock is likely to be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-

consuming, damage our reputation and divert our management’s attention from other business concerns, which could seriously harm our business.
Changes in accounting standards or their interpretation could adversely affect our reported financial results and may require significant changes to our financial reporting.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which are subject to interpretation and change by the Financial Accounting Standards Board (“FASB”), the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes to existing accounting standards have occurred and are expected to continue to occur in the future. For example, in November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, which will require enhanced disclosure of certain amounts included in expense captions presented on the statement of operations and is effective for annual periods beginning after December 15, 2026. In addition, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which aims to improve the operability and application of guidance related to capitalized software development costs and is effective for annual periods beginning after December 15, 2027. We are currently evaluating the impacts of these and other recently issued accounting pronouncements on our consolidated financial statements and disclosures.
Future changes in accounting standards or their interpretation, including those described above, could require us to change our accounting policies, alter our operational practices to accommodate new or revised standards, or restate prior period financial statements, any of which could increase our compliance costs and affect our reported financial results. In addition, because we have elected to use the extended transition period available to emerging growth companies under the JOBS Act, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates, which may make our common stock less attractive to investors. The adoption of new accounting standards is particularly relevant to our business given the complexity of our revenue recognition policies, which rely on significant management estimates regarding costs at completion and progress on long-term contracts, as well as our accounting for business combinations, goodwill and intangible assets, share-based compensation arrangements and income taxes. Changes in the standards governing any of these areas could materially affect the timing, manner or amount in which we recognize revenue, expenses or other items in our financial statements, which could adversely affect our reported financial condition, results of operations and cash flows and may increase the volatility of our financial results from period to period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds from Registered Securities
On August 20, 2026, we completed the IPO of 17,000,000 shares of our common stock at the IPO price of $17.50 per share. In the IPO, we sold 5,714,286 shares of our common stock, and certain selling stockholders sold an additional 11,285,714 shares. We did not receive any proceeds from the sale of shares by the selling stockholders. We received net proceeds of approximately $67.1 million in the IPO, excluding approximately $6.0 million of underwriting discounts and commissions and approximately $26.9 million in other expenses. The offer and sale of all of the shares in the IPO were registered under the Registration Statement on Form S-1 (File No. 333-297657), which was declared effective on August 18, 2026.
The representatives of the several underwriters of the IPO were Evercore Group L.L.C., Citigroup Global Markets Inc. and Guggenheim Securities, LLC.
As of September 30, 2026, we have used approximately $60.0 million of the net proceeds of the IPO to repay outstanding borrowings under the New Credit Facility. We intend to use the remaining net proceeds, if any, for general corporate purposes, including additional development efforts, working capital and operational expenses.
(c) Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.
Item 6. Exhibits

Exhibit No.		Title of Document
3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2026)

3.2
Amended and Restated Bylaws of the Company, effective August 18, 2026 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2026)

10.1	†	Lyntris Inc. 2026 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 20, 2026)
10.2
Credit Agreement, dated as of July 31, 2026, among Lyntris Inc., Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2026)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	Filed herewith.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LYNTRIS INC.

Date: November 4, 2026	By:	/s/ Brian Morrison
	Name:	Brian Morrison
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Tim Paulin
	Name:	Tim Paulin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)